Form 10-Q
period 2010-09-30
Alliance Bancorp, Inc. of Pennsylvania
filed 2010-12-09
CIK 1500711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______________

Commission File No.:  333-169363
ALLIANCE BANCORP, INC. OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	90-0606221
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

541 Lawrence Road
Broomall, Pennsylvania	19008
(Address)	(Zip Code)

(610) 353-2900
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  Registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes __  No  X

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).   Yes ___ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___                                                                                            Accelerated filer ___

Non-accelerated filer___ (Do not check if a smaller reporting company)    smaller reporting company X

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

    As of December 6, 2010, there wer no shares of common stock of the Registrant outstanding (the Registrant became subject to the filing requirements of Sections 13 and 15(d) when its registration statement on Form S-1 was declared effective on November 10, 2010).

EXPLANATORY NOTE

Alliance Bancorp, Inc. of Pennsylvania, a Pennsylvania corporation (the “Registrant” or “Alliance Bancorp – New”), was organized by Alliance Bancorp, Inc of Pennsylvania, a federal corporation (“Alliance Bancorp”) and the current mid-tier holding company for Alliance Bank (the “Bank”) to facilitate the “second-step” conversion of the Bank from the mutual holding company structure to the fully public stock holding company structure (the “Conversion and Reorganization”).  The Conversion and Reorganization is expected to be consummated in January 201l, at which time Alliance Bancorp – New  will become the holding company for the Bank and will own all of the issued and outstanding shares of the Bank’s common stock.  As part of the Conversion and Reorganization, shares of Alliance Bancorp - New’s common stock will be issued and sold in an offering to certain depositors of the Bank and others and will also be issued in exchange, pursuant to an exchange ratio, for the currently issued and outstanding shares of Alliance Bancorp held by the “public” shareholders, that is all shareholders except Alliance Mutual Holding Company.  Alliance Bancorp – New  filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) on September 14, 2010 (File No. 333-169363), as amended, which was declared effective by the SEC on November 10, 2010.  The Registrant is in organization, has engaged in no operations to date and has not issued any shares of stock; accordingly, no financial statements of Alliance Bancorp – New have been included herein.

Part I – Financial Information

Item 1.          Financial Statements.

The information required herein is incorporated by reference from the information appearing after the same heading at pages 1 through 24 in the Quarterly Report on Form 10-Q of Alliance Bancorp, Inc. of Pennsylvania (File No. 001-33189) for the quarter ended September 30, 2010 as filed with the SEC on November 12, 2010.  Alliance Bancorp – New has evaluated events and transactions occurring subsequent to September 30, 2010, for items that should potentially be recognized or disclosed in the financial statements incorporated herein.  The evaluation was conducted through the date hereof.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required herein is incorporated by reference from the information appearing after the same heading at pages 25 through 36 in the Quarterly Report on Form 10-Q of Alliance Bancorp, Inc. of Pennsylvania (File No. 001-33189) for the quarter ended September 30, 2010 as filed with the SEC on November 12, 2010.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

The information required herein is incorporated by reference from the information appearing after the same heading at page 36 in the Quarterly Report on Form 10-Q of Alliance Bancorp, Inc. of Pennsylvania (File No. 001-33189) for the quarter ended September 30, 2010 as filed with the SEC on November 12, 2010.

Item 4.           Controls and Procedures.

The information required herein is incorporated by reference from the information appearing after the same heading at pages 36 through 37 in the Quarterly Report on Form 10-Q of Alliance Bancorp, Inc. of Pennsylvania (File No. 001-33189) for the quarter ended September 30, 2010 as filed with the SEC on November 12, 2010.

Part II – Other Information

Item 1.           Legal Proceedings.

The information required herein is incorporated by reference from the information appearing after the same heading at page 37 in the Quarterly Report on Form 10-Q of Alliance Bancorp, Inc. of Pennsylvania (File No. 001-33189) for the quarter ended September 30, 2010 as filed with the SEC on November 12, 2010.

Item 1A.	Risk Factors.

The information required herein is incorporated by reference from the information appearing after the same heading at pages 21 through 29 in the Prospectus of Alliance Bancorp - New, dated November 10, 2010, as filed with the SEC pursuant to Rule 424(b)(3) on November 19, 2010.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

The information required herein is incorporated by reference from the information appearing after the same heading at pages 37 through 38 in the Quarterly Report on Form 10-Q of Alliance Bancorp, Inc. of Pennsylvania (File No. 001-33189) for the quarter ended September 30, 2010 as filed with the SEC on November 12, 2010.

Item 3.           Defaults Upon Senior Securities.

The information required herein is incorporated by reference from the information appearing after the same heading at page 38 in the Quarterly Report on Form 10-Q of Alliance Bancorp, Inc. of Pennsylvania (File No. 001-33189) for the quarter ended September 30, 2010 as filed with the SEC on November 12, 2010.

Item  4.         [Removed and Reserved]

Item  5.        Other Information

The information required herein is incorporated by reference from the information appearing after the same heading at page 38 in the Quarterly Report on Form 10-Q of Alliance Bancorp, Inc. of Pennsylvania (File No. 001-33189) for the quarter ended September 30, 2010 as filed with the SEC on November 12, 2010.

Item 6.                Exhibits

(a)           The following exhibits are filed herewith:

No.                      Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2                      Section 302 Certification of the Chief Financial Officer.

32.1                      Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: December 9, 2010	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci
President and Chief Executive Officer

Date: December 9, 2010	By:	/s/ Peter J. Meier
Peter J. Meier
Executive Vice President and Chief Financial
  Officer

5