Form 10-K
period 2010-12-31
Alliance Bancorp, Inc. of Pennsylvania
filed 2011-03-18
CIK 1500711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _______________

Commission File No.:  000-54246

ALLIANCE BANCORP, INC. OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	56-2637804
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

541 Lawrence Road
Broomall, Pennsylvania	19008
(Address)	(Zip Code)

Registrant's telephone number, including area code: (610) 353-2900

Securities registered pursuant to Section 12(b) of the Act:
Common Stock (par value $0.01 per share)	Nasdaq Global Market
Title of Class	Name of Each Exchange on Which Registered
Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "accelerated filer”, “large accelerated filer", and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Non-accelerated filer☐ Smaller Reporting Company ☒ Large accelerated filer ☐ Accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2010, the aggregate value of the 2,920,923 shares of Common Stock of Alliance Bancorp, Inc. of Pennsylvania, a Federal mid-tier holding company and the predecessor to the Registrant issued and outstanding on such date, which excludes 3,973,750 shares held by the Registrant's mutual holding company, Alliance Mutual Holding Company, and 354,725 shares held by all directors and officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") as a group, and treasury shares was approximately $19.7 million. This figure is based on the last trade price of $8.30 per share of the Registrant's Common Stock on June 30, 2010. Although directors and officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

The number of shares outstanding of Common Stock of the Registrant as of March 5, 2011, was 5,474,437.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held April 27, 2011 are incorporated into Parts II and III. *Item 9 incorporated.

PART I

Item 1.  Business

General

Alliance Bancorp, Inc. of Pennsylvania (“Alliance Bancorp” or the “Company”) is a Pennsylvania corporation and a savings and loan holding company which owns 100% of the capital stock of Alliance Bank (“Bank”), which is a Pennsylvania chartered community oriented savings bank headquartered in Broomall, Pennsylvania.

On January 18, 2011, Alliance Bancorp completed the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure pursuant to a Plan of Conversion and Reorganization.  Upon completion of the conversion and reorganization, Alliance Bancorp, Inc. of Pennsylvania, a new Pennsylvania company, became the holding company for the Bank and owns all of the issued and outstanding shares of the Bank’s common stock.  In connection with the conversion and reorganization, 3,258,425 shares of common stock, par value $0.01 per share, of the new Alliance Bancorp were sold in subscription, community and syndicated community offerings to certain depositors of the Bank and other investors for $10 per share, or $32.6 million in the aggregate, and 2,216,235 shares of common stock were issued in exchange for the outstanding shares of common stock of the former federally chartered mid-tier holding company for the Bank, which also was known as Alliance Bancorp, Inc. of Pennsylvania (the “Mid-Tier Holding Company”), held by the “public” shareholders of the Mid-Tier Holding Company (all shareholders except Alliance Mutual Holding Company).  Each share of common stock of the Mid-Tier Holding Company was converted into the right to receive 0.8200 shares of common stock of Alliance Bancorp in the Conversion and Reorganization.

Alliance Bancorp is the successor to the Mid-Tier Holding Company and references to Alliance Bancorp or the Company include reference to the Mid-Tier Holding Company where applicable.

Alliance Bank operates a total of nine banking offices located in Delaware and Chester Counties, which are suburbs of Philadelphia.  Our primary business consists of attracting deposits from the general public and using those funds, together with funds we borrow, to originate loans to our customers and invest in securities such as U.S. Government and agency securities, mortgage-backed securities and municipal obligations.  At December 31, 2010, the Company had $454.5 million of total assets, $384.6 million of total deposits and stockholders’ equity of $49.0 million.

The Company is subject to supervision and regulation by the Office of Thrift Supervision (“OTS”).  The Bank is subject to regulation by the Pennsylvania Department of Banking (the "Department"), as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures the Bank's deposits up to applicable limits.

Market Area and Competition

Alliance Bank is headquartered in Broomall, Pennsylvania and conducts its business through eight branches located in Delaware County, Pennsylvania, and one office in Chester County, Pennsylvania.  The primary market areas served by Alliance Bank are Delaware and Chester Counties, Philadelphia, and the suburban areas to the west and south of Philadelphia, including southern New Jersey.

Delaware and Chester Counties have a large, well-educated, and skilled labor force, with nearly one quarter of the counties’ population having earned a four-year college degree. In addition, Philadelphia’s central location in the Northeast corridor, infrastructure, and other factors have made the Bank’s primary market area attractive to many large corporate employers, including Comcast, Boeing, State Farm Insurance, United Parcel Service, PECO Energy, SAP America, Inc. and Wawa.

The Philadelphia area economy is typical of many large northeastern cities where the traditional manufacturing-based economy has declined and been replaced by the service sector, including the health care market. Crozer/Keystone Health System, Main Line Health, Jefferson Health System, Mercy Health Corp., and Astra-Zeneca are among the larger health care employers within the Bank’s market area. According to the Delaware County Chamber of Commerce, there are more than 65 degree-granting institutions in the Delaware Valley region, representing a higher density of colleges and universities than any other area in the United States.

The population of Delaware County is reported at over half a million residents and is the fifth most populated county in the Commonwealth of Pennsylvania. Much of the growth and development continues to be in the western part of the county and in adjacent Chester County. Chester County’s growth rate is expected to increase even further in the next decade, and some of the communities in Chester County that are experiencing the most rapid growth — East Marlborough Township, New Garden Township and East Goshen — surround the Bank’s Chester County branch.

We face strong competition, both in attracting deposits and making real estate and commercial loans. Our most direct competition for deposits has historically come from other savings banks, credit unions, and commercial banks located in our market area. This includes many large regional financial institutions and internet banks which have even greater financial and marketing resources available to them. The ability of the Bank to attract and retain core deposits depends on its ability to provide a competitive rate of return, liquidity, and service convenience comparable to those offered by competing investment opportunities. The Bank’s management remains focused on attracting core deposits through its branch network, business development efforts, and commercial business relationships.

Lending Activities

General.  At December 31, 2010, the Company's total portfolio of loans receivable amounted to $286.1 million, or 62.9%, of the Company's $454.5 million of total assets at such time.  Prior to 1996 the Company traditionally concentrated its lending activities on first mortgage loans secured by residential property.  However, over the past fourteen years, the Company has placed an emphasis on loans secured by commercial real estate properties.  Consistent with such approach, commercial real estate loans amounted to $131.5 million or 45.1% of the total loan portfolio at December 31, 2010 while single family residential mortgage loans amounted to $115.0 million or 39.4% of the total loan portfolio.  To a significantly lesser extent, the Company also originates multi-family loans, land and construction loans, consumer loans and commercial business loans.  At December 31, 2010, such loan categories amounted to $6.3 million, $23.8 million, $7.2 million and $7.8 million, respectively, or 2.2%, 8.1%, 2.5% and 2.7% of the total loan portfolio, respectively.

The Company intends to continue the origination of single-family residential mortgage loans as well as its emphasis on increasing the origination of commercial real estate loans.  For the year ended December 31, 2010, the Company’s commercial real estate loans decreased by $365,000 or 0.3% to $131.5 million. For the year ended December 31, 2010, the Company’s single-family mortgage loans increased by $31,000 or 0.03% to $115.0 million.

Loan Portfolio Composition.  The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

	December 31,
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
Single-family (1) (2)	$114,985	39.44%	$114,953	39.82%	$116,683	41.43%	$111,499	42.92%	$108,551	45.48%
Multi-family	6,293	2.16	1,231	0.43	1,282	0.46	1,673	0.64	2,088	0.87
Commercial	131,509	45.11	131,874	45.68	123,465	43.84	122,703	47.24	108,339	45.39
Land and construction: (3)
Residential	8,881	3.05	12,284	4.25	16,372	5.81	6,034	2.32	6,700	2.81
Commercial	14,876	5.10	12,297	4.26	8,889	3.16	8,557	3.29	5,074	2.13
Total real estate loans	276,544	94.86	272,639	94.44	266,691	94.70	250,466	96.41	230,752	96.68

Consumer:
Student	6,747	2.31	7,077	2.45	5,455	1.94	1,782	0.69	1,779	0.74
Savings account	362	0.13	482	0.17	430	0.15	477	0.18	561	0.24
Other	43	0.02	55	0.01	51	0.02	109	0.04	103	0.04
Total consumer loans	7,152	2.46	7,614	2.63	5,936	2.11	2,368	0.91	2,443	1.02

Commercial business loans	7,822	2.68	8,458	2.93	8,985	3.19	6,924	2.68	5,485	2.30

Total loans receivable	291,518	100.00%	288,711	100.00%	281,612	100.00%	259,758	100.00%	238,680	100.00%

Less:
Deferred fees (costs)	372		165		6		(5)		75
Allowance for loan losses	5,090		3,538		3,169		2,831		2,719

Loans receivable, net	$286,056		$285,008		$278,437		$256,932		$235,886
______________________________

(1)	At December 31, 2010, 2009, 2008, 2007, and 2006, includes $-0-, $-0-, $-0-, $-0-, and $125,000 of loans classified as held for sale, respectively.

(2)	At December 31, 2010, 2009, 2008, 2007, and 2006, includes $18.6 million, $21.4 million, $25.6 million, $29.5 million, and $28.9 million, respectively, of home equity loans and lines.

(3)
At December 31, 2010, 2009, 2008, 2007, and 2006, excludes $5.9 million, $10.7 million, $15.3 million, $10.8 million, and $9.7 million, respectively, of undisbursed funds on land and construction loans.

Contractual Maturities.  The following table sets forth the scheduled contractual maturities of the Company's loans receivable at December 31, 2010.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.  Adjustable-rate loans are reported on a contractual basis rather than on a repricing basis.  The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company's loan portfolio.

	Real Estate Loans
	Single-family	Multi-family	Commercial	Land and Construction	Consumer and Other Loans	Commercial Business Loans	Total
	(In Thousands)

Amounts due in:
One year or less	$5,861	$1,207	$30,340	$23,757	$277	$2,678	$64,120
After one year through three years	3,160	2,204	12,655	—	105	2,257	20,381
After three years through five years	8,623	1,900	14,428	—	309	2,509	27,769
After five years through fifteen years	47,368	982	55,179	—	6,411	378	110,318
Over fifteen years	49,973	—	18,907	—	50	—	68,930

Total (1)	$114,985	$6,293	$131,509	$23,757	$7,152	$7,822	$291,518

Interest rate terms on amounts due after one year:
Fixed	$64,329	$3,545	$51,671	—	—	$5,144	$124,689
Adjustable	$44,795	$1,541	$49,499	—	$6,875	—	$102,711

(1) Does not include the effects relating to the allowance for loan losses and unearned income.

Scheduled contractual amortization of loans does not reflect the expected term of the Company's loan portfolio.  The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which gives the Company the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid.  The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates).  Under the latter circumstance, the weighted average yield on the loan portfolio decreases as higher-yielding loans are repaid or refinanced at lower rates.

The following table shows origination, purchase and sale activity of the Company with respect to its loans during the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)

Real estate loan originations:
Single-family (1)	$15,836	$12,215	$24,541
Multi-family	—	—	120
Commercial	21,148	37,910	26,873
Land and construction:
Residential	4,339	3,114	4,525
Commercial	7,073	3,628	6,536
Total real estate loan originations	48,396	56,867	62,595

Consumer originations:
Student	—	2,147	4,202
Savings account	169	557	310
Other	18	—	4
Total consumer loan originations	187	2,704	4,516

Commercial business originations	1,550	1,966	1,475
Total loan originations	50,133	61,537	68,586

Purchase of real estate loans:
Single-family	—	—	—
Multi-family	—	—	—
Residential construction	—	1,000	—
Commercial	44	3,090	175
Commercial construction	—	—	6,300
Total real estate loan purchases	44	4,090	6,475
Total loan originations and purchases (2)	50,177	65,627	75,061

Less:
Principal loan repayments	(46,340)	(54,264)	(51,643)
Transfers to OREO	(669)	(3,764)	—
Loans and participations sold	—	(500)	(1,335)
Other, net (3)	(2,120)	(527)	(578)

Net increase	$1,048	$6,572	$21,505

(1)	Includes $2.9 million, $4.9 million and $5.1 million of home equity loans and lines of credit originated during the years ended December 31, 2010, 2009 and 2008, respectively.

(2)	Includes originations of loans held for sale and subsequently sold in the secondary market.

(3)	Includes provisions for loan losses.

Origination, Purchase and Sale of Loans.  The lending activities of the Company are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Company's Board of Directors and management.  Loan originations are obtained by a variety of sources, including referrals from real estate brokers, builders, existing customers, advertising, walk-in customers and, to a significant extent, mortgage brokers who obtain credit reports, appraisals and other documentation involved with a loan.  In most cases, property valuations are performed by independent outside appraisers.  Title and hazard insurance are generally required on all security property other than property securing a home equity loan, in which case the Company obtains a title opinion.  The majority of the Company's loans are secured by property located in its primary lending area.

Real Estate loans up to $500,000 must be approved by the loan officer and the Chief Lending Officer.  Commercial real estate loans between $500,001 and $1,000,000 must be approved by the Chief Executive Officer and one member of the Senior Loan Committee.  Commercial real estate loans between $1,000,001 and $2,000,000 must be approved by the Senior Loan Committee.  Commercial real estate loans over $2,000,001 must be approved by the Board of Directors.

A secured commercial loan up to $250,000 must be approved by the loan officer and the Chief Lending Officer.  Secured commercial loans between $250,001 and $500,000 must be approved by the Chief Executive Officer and one member of the Senior Loan Committee.  Secured commercial loans between $500,001 and $2,000,000 must be approved by the Senior Loan Committee.  Secured commercial loans over $2,000,001 must be approved by the Board of Directors.

Unsecured commercial loans up to $100,000 must be approved by the loan officer and the Chief Lending Officer.  Unsecured commercial loans between $100,001 and $500,001 must be approved by the Chief Executive Officer and one member of the Senior Loan Committee.  Unsecured commercial loans between $500,001 and $750,000 must be approved by the Senior Loan Committee.  Unsecured commercial loans over $750,001 must be approved by the Board of Directors.

Residential real estate loans up to $250,000 must be approved by the loan officer and an Assistant Vice President.  Residential real estate loans between $205,001 and $500,000 must be approved by the loan officer and a Senior Vice President.  Residential real estate loans between $500,001 and $1,000,000 must be approved by the loan officer and the Chief Lending Officer.  Residential real estate loans between $1,000,001 and $2,000,000 must be approved by the Senior Loan Committee.  Residential real estate loans over $2,000,001 must be approved by the Board of Directors.

Home equity loans up to $100,000 must be approved by the loan officer and an Assistant Vice President.  Home equity loans between $100,001 and $250,000 must be approved by the loan officer and a Senior Vice President.  Home equity loans between $250,001 and $750,000 must be approved by the loan officer and the Chief Lending Officer.  Home equity loans between $750,001 and $2,000,000 must be approved by the Senior Loan Committee.  Home equity loans over $2,000,001 must be approved by the Board of Directors.

Consumer loans up to $100,000 must be approved by the loan officer and the Chief Lending Officer.  Consumer loans between $100,001 and $2,000,000 must be approved by the Senior Loan Committee.  Consumer loans over $2,000,001 must be approved by the Board of Directors.

The Company’s single-family loan originations amounted to $15.9 million and $12.2 million during 2010 and 2009, respectively. When possible, we emphasize the origination of single-family residential adjustable-rate mortgage loans (“ARMs”).  Originations of such loans amounted to $1.5 million and $3.1 million during 2010 and 2009, respectively.  We also originate fixed-rate single-family residential real estate loans with terms of five, ten, 15, 20, 25 and 30 years.  Generally, as part of our asset/liability strategies, fixed rate residential mortgage loans with terms greater than 15 years have been originated pursuant to commitments to sell such loans to correspondent mortgage-banking institutions in order to reduce the proportion of the loan portfolio comprised of such assets and reduce interest rate risk.  Loans are sold without any recourse to the Company by the purchaser in the event of default on the loan by the borrower and are sold with servicing released.  We had no sales of residential mortgage loans for the years ended December 31, 2010 and December 31, 2009.

In accordance with the Company’s increased emphasis on commercial real estate loan originations in recent years, such originations amounted to $21.1 million and $37.9 million during 2010 and 2009, respectively.  In addition, land and construction loan originations amounted to $11.4 million and $6.7 million during 2010 and 2009, respectively.

Since 1999, the Company has provided single-family residential loan products to borrowers that did not meet the underwriting criteria of the Federal Home Loan Mortgage Corporation (‘FHLMC”) and the Federal National Mortgage Association (“FNMA”) and where the borrower’s credit score is below 660.  The Company recognizes that these loans, which are considered subprime loans, have additional risk factors as compared to typical single-family residential lending.  These loans are generally not saleable in the secondary market due to the credit risk characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors.  At December 31, 2010 and 2009, the Company’s single-family loan portfolio included $21.9 million or 19.1% and $21.9 million or 19.1%, respectively, of such subprime loans.  The Company reported $74,000 or 0.1% and $53,000 or 0.1% of these loans as non-performing at December 31, 2010 and December 31, 2009, respectively.  The Company recognizes the additional risk factors associated with subprime lending and utilizes a higher risk-weighting factor in maintaining its allowance for loan losses with respect to these loans. In addition, management calculates and reports the delinquency ratio of its subprime loan portfolio to the Board of Directors on a monthly basis.

Historically, we have not been an active purchaser of loans. However, we purchased $44,000 in loans during the year ended December 31, 2010 and $4.1 million during the year ended December 31, 2009. With the exception of a $5.9 million participation interest in a commercial construction loan for a development located in Florida, at December 31, 2010, substantially all of our purchased loans were secured by properties located in Pennsylvania. As of December 31, 2010, the outstanding balance of our purchased loans amounted to $13.3 million and included $2.9 million of multi family real estate loans, $424,000 of single-family residential real estate loans, $5.9 million of commercial construction loans, and $4.1 million of commercial real estate loans. At December 31, 2010, the $5.9 million commercial construction loan secured by property in Bradenton, Florida was reported as non-performing.

As a Pennsylvania-chartered savings bank, Alliance Bank is not subject to any specific regulatory limits on the size of the loans that it may originate. However, we generally have adhered to an “in-house” policy limit that no loans to any one borrower and such borrower’s affiliates will not exceed 15% of the bank’s capital.

Single-Family Residential Real Estate Loans.  The Company has historically concentrated its lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences and intends to continue to originate permanent loans secured by first mortgage liens on single-family residential properties in the future. At December 31, 2010, $115.0 million or 39.4% of the Company's total loan portfolio consisted of single-family residential real estate loans.  Of the $115.0 million of such loans at December 31, 2010, $44.8 million or 38.9% had adjustable rates of interest and $70.2 million or 61.1% had fixed rates of interest.

The Company’s ARMs typically provide for an interest rate which adjusts every year after an initial period of three, five, seven or ten years in accordance with a designated index (the national monthly median cost of funds or the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year) plus a margin.  Such loans are typically based on a 30-year amortization schedule.  The amount of any increase or decrease in the interest rate is presently limited to 200 basis points per year, with a limit of 600 basis points over the life of the loan.    The Company has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization.  The adjustable-rate loans offered by the Company, like many other financial institutions, provide for initial rates of interest below the rates which would prevail when the index used for repricing is applied.  However, the Company underwrites loans on the basis of the borrower's ability to pay at the initial rate which would be in effect without the discount.  Although the Company continues to emphasize ARMs, such loan products have not been as attractive due to the lower interest rate environment which has recently prevailed resulting in a decrease in the spread between the rates offered on fixed and adjustable rate loans.

Adjustable-rate loans decrease the risks to the Company that are associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default.  At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.  The Company believes that these risks, which have not had a material adverse effect on the Company to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

The Company has continued to originate a limited amount of fixed-rate mortgage loans with terms up to 30 years. The majority of the Company's fixed-rate loans with terms of over 15 years are originated pursuant to commitments to sell such loans to correspondent mortgage banking institutions.  Fixed-rate loans with terms of 15 years or less are generally originated for portfolio.  In addition, while the Company offers balloon loans with five, seven and ten year terms based on a 20 to 30 year amortization schedule, the Company has only originated a small amount of such loans.

The Company also offers home equity loans with fixed rates of interest and terms of 15 years or less.  The Company does not require that it hold the first mortgage on the secured property; however, the balance on all mortgages on the secured property cannot exceed 90% of the value of the secured property.  At December 31, 2010, the Company held a first lien on a majority of the properties securing home equity loans from the Company.   At December 31, 2010, home equity loans and lines amounted to $18.6 million or 6.5% of the total loan portfolio, which are included in single family loans.

The Company is permitted to lend up to 100% of the appraised value of the real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Company is required by federal regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property.  Pursuant to underwriting guidelines adopted by the Board of Directors, the Company may lend up to an 80% loan-to-value ratio without private mortgage insurance unless it is determined that additional collateral in the form of private mortgage insurance or other acceptable collateral is needed.  The Company may lend up to a 90% loan-to-value ratio on a one or two family owner-occupied residential property as long as additional collateral in the form of private mortgage insurance or other acceptable collateral enhancements are obtained. Exceptions to this policy may be made to assist in the Company's community outreach efforts if deemed prudent by the Company's Management and with additional collateral enhancements to reduce the risk inherent in the loan(s).

Multi-Family Residential and Commercial Real Estate Loans.  The Company originates and, to a lesser extent, purchases mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties.  At December 31, 2010, $6.3 million or 2.2% of the Company's total loan portfolio consisted of loans secured by existing multi-family residential real estate.  At December 31, 2010, $131.5 million or 45.1% of the Company's total loan portfolio consisted of loans secured by commercial real estate real estate.

The majority of the Company's multi-family residential loans are secured primarily by multi-unit apartment buildings, while the Company’s commercial real estate loans are primarily secured by office buildings, hotels, small retail establishments, restaurants and other facilities.  These types of properties constitute the majority of the Company's commercial real estate loan portfolio.  The majority of the multi-family residential and commercial real estate loan portfolio at December 31, 2010 was secured by properties located in the Company’s primary market area.  The five largest loan relationships at December 31, 2010 amounted to $7.0 million, $6.5 million, $5.6 million, $5.3 million and $4.5 million, respectively, all of which were performing in accordance with their terms and were current at such date.

Multi-family and commercial real estate loans are made on terms up to 30 years, some of which include call or balloon provisions ranging from five to 15 years.  The Company will originate and purchase these loans either with fixed interest rates or with interest rates which adjust in accordance with a designated index.  Loan to value ratios on the Company's multi-family and commercial real estate loans are typically limited to 80% of appraised value at the time the loan is granted.  As part of the criteria for underwriting multi-family and commercial real estate loans, the Company generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.15.  It is also the Company's general policy to obtain corporate or personal guarantees, as applicable, on its multi-family residential and commercial real estate loans from the principals of the borrower.

Multi-family and commercial real estate lending entails significant additional risks as compared with single-family residential property lending.  Such loans typically involve large loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans is typically dependent on the successful operation of the real estate project.  The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family and commercial real estate as well as economic conditions generally.  At December 31, 2010, the Company had no non-performing multi-family loans and 11 non-performing commercial real estate loans which amounted to $2.1 million.  However, during the fourth quarter of 2010, a former $2.9 million participation construction loan located in center city Philadelphia was restructured as a multi-family term loan and classified as a performing troubled debt restructuring.

Construction Loans.  The Company also originates residential and commercial construction loans, and to a limited degree, land acquisition and development loans.  Construction loans are classified as either residential construction loans or commercial real estate construction loans at the time of origination, depending on the nature of the property securing the loan.  The Company's construction lending activities generally are limited to the Company's primary market area.  At December 31, 2010, construction loans amounted to $23.8 million or 8.2% of the Company's total loan portfolio, which consisted of $8.9 million of residential and $14.9 million of commercial real estate construction loans.

The Company's residential construction loans are primarily made to local real estate builders and developers for the purpose of constructing single-family homes and single-family residential developments.  Upon successful application, credit review and analysis of personal and corporate financial statements, the Company will grant local builders lines of credit up to designated amounts.  These loans may be used for the purpose of constructing model homes, including a limited number for inventory.  In some instances, lines of credit will also be granted for purposes of acquiring improved lots or the purchase of construction in process and developing of speculative properties thereon.  Once approved for a construction loan or credit line, a developer submits a progress report and a request for payment.  Generally, the Company makes payments under the stage of completion method.  Prior to making payment, the Company inspects all construction sites and verifies that the work being submitted for payments has been performed.

The Company’s commercial construction loans are generally made to local developers and others for the purpose of developing commercial real estate properties such as small office buildings and hotels, storage facilities and commercial building renovations.  The application, credit review and disbursement process are similar to those mentioned above for the Company’s residential construction loans.   The five largest real estate construction loans had outstanding balances of $5.9 million, $3.8 million, $2.1 million, $2.1 million, and $1.7 million as of December 31, 2010.  The $5.9 million loan is a land and development loan for a mixed use commercial real estate project located in Bradenton, Florida, and was classified non-accrual at December 31, 2010.  The $3.8 million loan is a 19 unit residential condominium development with 16 units remaining located in center city Philadelphia, and was restructured in December of 2009 and was classified non-accrual at December 31, 2010.  Management considers this loan to be a troubled debt restructuring and it was first classified as non-performing as of December 31, 2009.  The two $2.1 million loans are performing in accordance with their terms and conditions as of December 31, 2010.  The $1.7 million loan is secured by property located in Oaks, Pennsylvania, is currently in foreclosure and was classified as non-accrual at December 31, 2010.

The Company's construction loans generally have maturities of 12 to 36 months, with payments being made monthly on an interest-only basis.  These interest payments are generally paid out of an interest reserve, which is established in connection with the origination of the loan.  Generally, such loans adjust monthly based on the prime rate plus a margin of up to 2.0%. Residential and commercial real estate construction loans are generally made with maximum loan to value ratios of 80% and 75%, respectively, on an as completed basis.   The Company utilizes interest rate floors on commercial loans and lines of credit whenever possible.

Construction lending is generally considered to involve a higher level of risk as compared to single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders.  Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project.  The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not necessarily pre-sold and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residences.

The Company has attempted to minimize the foregoing risks by, among other things, limiting the number of units built to two or three sample units plus any under agreement of sale and limiting the extent of its construction lending and has adopted underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Company will do business and by working with builders with whom it has established relationships.  At December 31, 2010, the Company had three non-performing construction loans which amounted to $11.4 million.  As of December 2010, two of these loans in the amount of $9.7 million were considered  troubled debt restructurings.

Consumer Loans.  The Company offers consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than mortgage loans.  The consumer loans presently offered by the Company include student loans, deposit account secured loans and lines of credit.  Consumer loans amounted to $7.2 million or 2.5% of the total loan portfolio at December 31, 2010.  Student loans amounted to $6.8 million or 2.3% of the total loan portfolio at December 31, 2010.  Such loans are made to local students for a term of ten years, presently with adjustable interest rates.  The interest rate is determined by the U.S. Department of Education.  Loan repayment obligations do not begin until the student has completed his or her education.  The principal and interest on such loans is guaranteed by the U.S. Government.  Loans secured by deposit accounts amounted to $362,000 or 0.1% of the total loan portfolio at December 31, 2010.  Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.  In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy.  In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying collateral.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  The Company believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to provide a full range of services to its customers.  At December 31, 2010, there were 88 non-performing student loans which amounted to $284,000, compared to 60 non-performing student loans which amounted to $153,000 at December 31, 2009.

Commercial Business Loans.  The Company has a commercial loan department to provide a full range of commercial loan products to small business customers in its primary marketing area.  These loans generally have shorter terms and higher interest rates as compared to mortgage loans.  Such loans amounted to $7.8 million or 2.7% of the total loan portfolio at December 31, 2010 and were primarily secured by inventories and other business assets.

Although commercial business loans generally are considered to involve greater credit risk than other certain types of loans, management intends to continue to offer commercial business loans to small businesses located in its primary market area.  At December 31, 2010, the Company had one non-performing commercial business loans which amounted $74,000.

Loan Fee Income.  In addition to interest earned on loans, the Company receives income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans.  Income from these activities varies from period to period with the volume and type of loans made and competitive conditions. The Company charges loan origination fees which are calculated as a percentage of the amount borrowed.  Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis.  Discounts and premiums on loans purchased are amortized in the same manner.

Asset Quality

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.  When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.  The Company does not accrue interest on real estate loans past due 90 days or more unless, in the opinion of management, the value of the property securing the loan exceeds the outstanding balance of the loan (principal, interest and escrows) and collection is probable.  The Company provides an allowance for accrued interest deemed uncollectible.  Such allowance amounted to approximately $222,000 at December 31, 2010 compared to $138,000 at December 31, 2009. Accrued interest receivable is reported net of the allowance for uncollected interest.  Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can be reasonably expected.

Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (OREO) until sold and is initially recorded at the fair value less cost to sell at the date of acquisition.   After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their fair value.  As of December 31, 2010, the Company had $2.7 million in OREO.  The $2.7 million consists of one commercial property in the amount of $540,000, three improved building lots totaling $1.0 million, and four single family residences totaling $1.1 million.  All of the properties are located within the Company’s market area except one of the single family residences, which is located in the Pennsylvania Poconos, with a carrying value of $65,000.  As of December 31, 2010, two properties were under sales agreements that amounted to $710,000 and are expected to close by the end of the first quarter of 2011.  No loss is expected from the sale of these two properties.

Under accounting principles generally accepted in the United States of America ("GAAP"), the Company is required to account for certain loan modifications or restructurings as "troubled debt restructurings."  In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.  Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans.  During the fourth quarter of 2010, a former $2.9 million participation construction loan located in center city Philadelphia was restructured as a multi-family loan and classified as a performing troubled debt restructuring.  At December 31, 2010, the Company had two troubled debt restructuring construction loans which amounted to $9.7 million.  Although interest was current on both loans, management has continued to carry these loans on non-accrual until the borrowers demonstrate the ability to repay these loans in accordance with the restructured terms over a certain period of time.

Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2010, in dollar amounts and as a percentage of each category of the Company's loan portfolio.  The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	30– 59 Days		60 – 89 Days		90 or More Days
		Percent		Percent		Percent
		of Loan		of Loan		of Loan
	Amount	Category	Amount	Category	Amount	Category
	(Dollars in Thousands)
Real estate:
Single-family	$1,772	1.54%	$582	0.51%	$2,382	2.07%
Multi-family	—	—	—	—	—	—
Commercial	2,134	1.63	1,115	0.85	2,128	1.62
Land and construction	—	—	—	—	1,720	7.24
Commercial business	—	—	—	—	74	0.95
Consumer	251	3.51	105	1.47	284	3.97

Total	$4,157		$1,802		$6,588

The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated.

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)

Non-accruing loans:
Real estate:
Single-family	$74	$479	$762	$1,086	$874
Multi-family	—	—	—	—	—
Commercial	2,128	1,778	3,551	416	—
Land and construction	11,423	3,728	896	—	—
Commercial business	74	472	—	—	—
Consumer	—	—	—	—	—
Total non-accruing loans	13,699	6,457	5,209	1,502	874

Accruing loans 90 days or more delinquent:
Real estate:
Single-family	2,308	1,227	1,712	563	649
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Land and construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer	284	153	75	32	36
Total accruing loans 90 days or more delinquent	2,592	1,380	1,787	595	685

Total non-performing loans	16,291	7,837	6,996	2,097	1,559

Other real estate owned:
Real estate acquired through, or in lieu of, foreclosure	2,675	2,968	—	—	—
Total other real estate owned	2,675	2,968	—	—	—

Total non-performing assets	$18,966	$10,805	$6,996	$2,097	$1,559

Total non-performing loans and troubled debt restructurings as a percentage of total loans	5.59%	2.71%	2.48%	0.81%	0.65%

Total non-performing assets as a percentage of total assets	4.17%	2.33%	1.65%	0.49%	0.38%

If the Company’s $13.7 million of non-accruing loans at December 31, 2010 had been current in accordance with their terms during 2010, the gross income on such loans would have been approximately $567,000 for 2010.  The Company actually recorded $163,000 in interest income on such loans for 2010.  If the Company’s $6.5 million of non-accruing loans at December 31, 2009 had been current in accordance with their terms during 2009, the gross income on such loans would have been approximately $335,000 for 2009.  The Company actually recorded $136,000 in interest income on such loans for 2009.  Loans are placed on non-accrual when interest past due exceeds 90 days, unless the loan is well secured and in the process of collection.

Nonperforming assets increased $8.2 million to $19.0 million or 4.17% of total assets at December 31, 2010 as compared to $10.8 million or 2.33% of total assets at December 31, 2009.  The nonperforming assets at December 31, 2010 included $16.3 million in nonperforming loans and $2.7 million in other real estate owned.  The increase in nonperforming assets was primarily due to a $5.9 million land and development loan for a mixed use commercial real estate project located in Bradenton, Florida being moved to non-accrual status in 2010 and a $1.7 million local commercial construction loan moved to non-accrual status in the fourth quarter of 2010.  Overall, nonperforming loans included $2.4 million in single-family residential real estate loans, $2.1 million in commercial real estate loans, $11.4 million in real estate construction loans, $74,000 in commercial business loans and $284,000 in consumer loans.  Management continues to work closely with the borrowers to plan a prudent exit strategy.  The allowance for loan losses amounted to $5.1 million or 31.2% of nonperforming loans at December 31, 2010 as compared to $3.5 million or 45.1% at December 31, 2009.

Classified and Criticized Assets. Under applicable banking regulations and policies, each insured savings bank’s assets are subject to classification on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three regulatory classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which have a weakness but do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss.

At December 31, 2010, the Company had $26.6 million of classified and criticized assets, of which $7.9 million consisted of loans designated as special mention, $16.0 million of loans and $2.7 million of OREO classified as substandard, and no assets classified as doubtful or loss.  The $7.9 million of loans designated as special mention consisted of $2.9 million in multi-family real estate loans, $3.3 million in commercial real estate loans, $1.7 million in real estate construction loans, and a $50,000 commercial business loan.  The $16.0 million of loans designated as substandard consisted of $2.4 million in single family real estate loans, $2.1 million in commercial real estate loans, $11.4 million in construction real estate, and $74,000 in commercial business loans.  The $11.4 million of construction real estate loans includes a $5.9 million mixed use commercial real estate project located in Bradenton, Florida, a $3.8 million real estate construction loan with 16 remaining residential condominium units located in center city Philadelphia and a $1.7 million loan with two commercial buildings located in Oaks, Pennsylvania.  With exception of the loan located in Bradenton, Florida, all of these loans are located in the Company’s primary market.

Allowance for Loan Losses.  The allowance for loan losses is increased by charges to income and decreased by chargeoffs (net of recoveries).  Allowances are provided for specific loans when losses are probable and can be estimated.  When this occurs, management considers the remaining principal balance, fair value and estimated net realizable value of the property collateralizing the loan.  Current and future operating and/or sales conditions are also considered.  These estimates are susceptible to changes that could result in material adjustments to results of operations.  Recovery of the carrying value of such loans is dependent to a great extent on economic, operating and other conditions that may be beyond management’s control.

General loan loss reserves are established as an allowance for losses based on inherent probable risk of loss in the loan portfolio.  In assessing risk, management considers historical experience, volume and composition of lending conducted by the Company, industry standards, status of non-performing loans, general economic conditions as they relate to the market area and other factors related to the collectibility of the Company’s loan portfolio.

Impaired loans are predominantly measured based on the fair value of the collateral.  The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of probable losses and impairment existing in the current loan portfolio.  A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan.  An insignificant delay or insignificant shortfall in amounts of payments does not necessarily result in the loan being identified as impaired.  For this purpose, delays less than 90 days are considered to be insignificant.  Large groups of smaller balance homogeneous loans, including residential real estate and consumer loans, are collectively evaluated for impairment, except for loans restructured under a troubled debt restructuring.

Although management uses the best information available to make determinations with respect to the provisions for loan losses, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially.  In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to such allowance based on their judgments about information available to them at the time of their examination.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)

Average loans receivable, net (1)	$288,192	$283,736	$271,849	$247,157	$232,520

Allowance for loan losses, beginning of year	$3,538	$3,169	$2,831	$2,720	$2,671
Provision for loan losses	2,120	528	585	120	60
Charge-offs:
Single-family residential	(81)	—	(3)	(3)	—
Multi-family residential	—	(6)	—	—	—
Commercial real estate	(137)	(153)	(350)	—	—
Land and construction	—	—	—	—	—
Consumer	(16)	(1)	(13)	(11)	(14)
Commercial business	(365)	—	—	—	—
Total charge-offs	(599)	(160)	(366)	(14)	(14)
Recoveries:
Single-family residential	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial real estate	—	—	114	—	—
Land and construction	—	—	—	—	—
Consumer	1	1	5	5	3
Commercial business	30	—	—	—	—
Total recoveries	31	1	119	5	3

Allowance for loan losses, end of year	$5,090	$3,538	$3,169	$2,831	$2,720

Net charge-offs to average loans receivable, net	0.20%	0.06%	0.09%	0.00%	0.01%

Allowance for loan losses to total loans receivable	1.75%	1.23%	1.13%	1.09%	1.14%

Allowance for loan losses to total non-performing loans	31.24%	45.14%	45.30%	135.00%	174.39%

Net charge-offs to allowance for loan losses	11.16%	4.49%	7.79%	0.32%	0.40%
_______________________________

(1) Includes loans held for sale, if any.

The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

	December 31,
	2010		2009		2008		2007		2006
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)

Single-family residential	$411	39.44%	$588	39.82%	$322	41.43%	$391	42.92%	$445	45.48%
Multi-family residential	247	2.16	16	0.43	16	0.46	17	0.64	25	0.87
Commercial real estate	2,072	45.11	1,985	45.68	1,786	43.84	1,713	47.24	1,691	45.39
Land and construction	2,151	8.15	735	8.51	856	8.97	556	5.61	416	4.94
Consumer	19	2.46	27	2.63	16	2.11	8	0.91	9	1.02
Commercial business	190	2.68	187	2.93	173	3.19	146	2.67	134	2.30
Total	$5,090	100.00%	$3,538	100.00%	$3,169	100.00%	$2,831	100.00%	$2,720	100.00%

Investment Activities

Mortgage-Backed Securities.  Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company.  Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA").

The FHLMC is a public corporation chartered by the U.S. Government. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal within one year. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for conventional mortgage loans. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities.  The cash flow associated with the underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder.  The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.

The following table sets forth the fair value of the Company's mortgage-backed securities portfolio designated as available for sale at the dates indicated.

	December 31,
	2010		2009		2008
	(In Thousands)

Mortgage-backed securities:

FNMA pass-through certificates	$8,585		$12,336		$16,788
FHLMC pass-through certificates	5,813		8,798		12,641
GNMA pass-through certificates	1,748		2,221		2,492

Total mortgage-backed securities	$16,146	(1)	$23,355	(2)	$31,921	(3)

(1)	At December 31, 2010, gross unrealized gains on such securities amounted to $831,000 and gross unrealized losses amounted to $16,000.
(2)	At December 31, 2009, gross unrealized gains on such securities amounted to $907,000 and gross unrealized losses amounted to $15,000.
(3)	At December 31, 2008, gross unrealized gains on such securities amounted to $738,000 and gross unrealized losses amounted to $157,000.

The following table sets forth the purchases, sales and principal repayments of the Company's mortgage-backed securities for the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)

Mortgage-backed securities purchased	$—	$—	$4,340
Mortgage-backed securities sold	—	—	—
Principal repayments	(7,132)	(8,876)	(8,258)
Change in net unrealized gain (loss)	(77)	310	207

Net decrease	$(7,209)	$(8,566)	$(3,711)

Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them, they are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.  At December 31, 2010, $8.1 million of the Company's mortgage-backed securities were pledged to secure various obligations of the Company.  See Note 4 to the Consolidated Financial Statements in Item 8.  The Company does not knowingly invest in subprime financial instruments, and has not been materially impacted by the current subprime crisis as of December 31, 2010.

Information regarding the contractual maturities, at amortized cost, and weighted average yield of the Company's mortgage-backed securities portfolio at December 31, 2010 is presented below.

	December 31, 2010
	One Year or Less	After One to Five Years	After Five to 15 Years	Over 15 Years	Total
	(Dollars in Thousands)

FHLMC pass-through certificates	$—	$2,174	$1,406	$1,884	$5,464
FNMA pass-through certificates	—	4,354	2,531	1,315	8,200
GNMA pass-through certificates	—	—	—	1,667	1,667
Total	$—	$6,528	$3,937	$4,866	$15,331	(1)

Weighted average yield	—%	4.63%	5.33%	3.83%	4.55%

(1) All mortgage-backed securities are designated as available for sale.

The actual maturity of a mortgage-backed security is typically less than its stated maturity due to prepayments of the underlying mortgages.  Prepayments that are faster than anticipated may shorten the life of the security and increase or decrease its yield to maturity if the security was purchased at a discount or premium, respectively.  The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security.  In accordance with accounting principles generally accepted in the United States of America, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, when premiums or discounts are involved, and these assumptions are reviewed periodically to reflect actual prepayments.  Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.  Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.  During periods of rising interest rates, prepayment of the underlying mortgages generally slow down when the coupon rate of such mortgages is less than the prevailing market rate.  The Company may be subject to extension risk when this occurs.

Investment Securities.  The investment policy of the Company, as established by the Board of Directors, is designed primarily to provide and maintain liquidity and to generate a favorable return on investments without incurring undue interest rate risk, credit risk, and investment portfolio asset concentrations.  The Company's investment policy takes into account the Company's business plan, interest rate management, the current economic environment, the types of securities to be held and other safety and soundness considerations.  The Company's investment policy is currently implemented by the Chief Executive Officer and reviewed and evaluated by the Asset Liability Committee.  The Asset Liability Committee is required to issue a written compliance report to the Board of Directors at least quarterly.

The Company is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, insured municipal obligations, certain mutual funds, investment grade corporate debt securities and other specified investments.  At December 31, 2010, our investment securities amounted to $61.4 million, of which $36.8 million was designated as available for sale and $24.6 million was designated as held to maturity.  The securities designated as held to maturity represent municipal obligations which are guaranteed by the issuer and further guaranteed and supported by private insurance companies.  They consist of $23.2 million in general obligation bonds and $1.4 million in revenue bonds. One of the revenue obligations amounting to $1.0 million is secured by first mortgage bonds on properties owned by the issuing company and does not have any private insurance.  Municipal bond investments are not backed by the U.S. Government or related agencies and therefore carry a higher degree of risk than investments in U.S. Government or related agencies. Alliance Bancorp has designated the majority of its investment securities as available for sale in order to be more able to respond to changes in market rates, increases in loan demand, and changes in liquidity needs.

The following table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated.

	December 31,
	2010				2009				2008
	Amortized Cost		Fair Value		Amortized Cost		Fair Value		Amortized Cost	Fair Value
	(In Thousands)

U.S. Government and agency securities	$36,991		$36,784		$28,995		$28,890		$37,448	$37,814
Municipal obligations	24,644		24,519		23,446		23,796		24,256	23,958
Mutual funds (2)	—		—		—		—		—	—
Total	$61,635	(1)	$61,303	(1)	$52,441	(1)	$52,686	(1)	$61,704	$61,772

(1)
At December 31, 2010, investment securities with an amortized cost totaling $37.0 million were designated as available for sale.  At December 31, 2010, gross unrealized losses amounted to $301,000 and there were $94,000 in gross unrealized gains.  At December 31, 2010, $3.1 million or 9.1% of the Company’s investment securities were pledged to secure various obligations of the Company.  See Note 3 to the Consolidated Financial Statements in Item 8.

Information regarding the contractual maturities and weighted average yield of the Company's investment securities portfolio at December 31, 2010 is presented below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2010
	One Year or Less	After One to Five Years	After Five to 10 Years	Over 10 Years	Total
	(Dollars in Thousands)

U.S. Government and agency securities	$—	$21,000	$10,991	$5,000	$36,991	(1)
Municipal obligations	—	—	5,156	19,488	24,644	(2)
Total	$—	$21,000	$16,147	$24,488	$61,635

Weighted average yield	—%	1.25%	3.01%	3.82%	2.73%

(1) The $37.0 million of U.S. Government agency securities are designated as available for sale.
(2) The $24.6 million of municipal obligations are designated as held to maturity and are tax exempt.

FHLB stock is a restricted investment security, carried at cost.  The purchase of FHLB stock provides banks with the right to be a member of the FHLB and to receive the products and services that the FHLB provides to member banking institutions.  Unlike other types of stock, FHLB stock is acquired primarily for the right to receive advances from the FHLB, rather than the for the purpose of mixing of mixing dividends or stock growth.  FHLB is an activity based stock directly proportional to the volume of advances taken by a member institution.  During the fourth quarter of 2008, the FHLB announced a decision to suspend the dividend on, and restrict the repurchase of, FHLB stock.  The FHLB’s suspension of dividends and restrictions on repurchases is continuing and, as a result, we must hold these securities, although we are not currently receiving a return for this investment.

Sources of Funds

General.  Deposits are the primary source of the Company's funds for lending and other investment purposes.  In addition to deposits, the Company derives funds from loan principal repayments, prepayments and advances from the Federal Home Loan Bank (“FHLB”) of Pittsburgh and proceeds from sales of investment securities.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.  Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources.  They may also be used on a longer term basis for general business purposes.

Deposits.  The Company's deposit products include a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts and term certificate accounts.  Deposit account terms vary, with the principal difference being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

The Company considers its primary market area to be Delaware and Chester counties, Pennsylvania.  The Company attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours.  In addition, the Company maintains automated teller machines at its Broomall, Concordville, Havertown, Springfield, Lansdowne, Paoli, and Secane offices.  The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings.  The Company does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at December 31, 2010.

The Company has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions.  Although market demand generally dictates which deposit maturities and rates will be accepted by the public, the Company intends to continue to promote longer term deposits to the extent possible and consistent with its asset and liability management goals.

The following table shows the distribution of, and certain other information relating to, the Company's deposits by type of deposit as of the dates indicated.

	December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(In Thousands)

Passbook and statement savings accounts	$42,847	11.1%	$40,892	10.9%	$39,378	12.0%
Money market accounts	24,458	6.4	18,664	5.0	18,067	5.5
Certificates of deposit	254,684	66.2	251,583	67.0	207,943	63.3
NOW and Super NOW accounts	50,410	13.1	48,609	13.0	48,269	14.7
Non-interest bearing accounts	12,196	3.2	15,506	4.1	13,610	4.2
Total deposits at end of year	$384,595	100.00%	$375,254	100.00%	$327,267	100.00%

The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)

Increase (decrease) before interest credited	$3,774	$40,730	$(9,822)
Interest credited	5,567	7,257	8,317
Net deposit increase (decrease)	$9,341	$47,987	$(505)

The following table sets forth maturities of the Company's certificates of deposit of $100,000 or more at December 31, 2010 by time remaining to maturity.

In Thousands

Three months or less	$16,166
Over three months through six months	16,611
Over six months through twelve months	13,429
Over twelve months	18,048
Total	$64,254

The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

	December 31,
	2010			2009			2008
	Average Balance	Average Rate Paid		Average Balance	Average Rate Paid		Average Balance	Average Rate Paid
	(Dollars in Thousands)

Passbook and statement Savings accounts	$42,269	0.50%		$40,412	0.55%		$39,155	0.55%
Money market accounts	23,243	0.71		17,604	0.76		18,545	1.63
Certificates of deposit	254,972	1.94		227,821	2.93		203,122	3.94
NOW and Super NOW	48,278	0.50		46,958	0.50		49,201	1.50
Non-interest bearing accounts	14,067	—		14,797	—		15,731	—
Total average deposits	$382,829	1.51	%(1)	$347,592	2.18	%(1)	$325,754	2.99	%(1)
(1) Reflects average rate paid on total interest bearing deposits.

The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 2010 and 2009 and the amounts at December 31, 2010, which mature during the periods indicated.

	December 31,		Amounts at December 31, 2010 Maturing Within
Certificates of Deposit	2010	2009	One Year	Two Years	Three Years	Thereafter
	(In Thousands)

1.0% or less	$38,380	$2,863	$38,380	$—	$—	$—
1.01% to 2.0%	168,061	91,708	127,709	35,866	4,276	210
2.01% to 3.0%	32,802	102,102	14,742	5,680	7,694	4,686
3.01% to 6.0%	15,441	54,910	12,058	1,768	800	815
Total certificates of deposit	$254,684	$251,583	$192,889	$43,314	$12,770	$5,711

Borrowings.  The Company may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank and certain of its loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.  Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.  At December 31, 2010, the Company had no advances from the FHLB of Pittsburgh.  The Company continually reviews utilization of advances from the FHLB as a source of funding based upon decisions by the FHLB to suspend the dividend on, and restrict the repurchase of, FHLB stock.  FHLB stock is required to be held when advances from the FHLB are taken.  At December 31, 2010, the Company had $2.3 million of FHLB stock.

The following table sets forth certain information regarding borrowed funds at or for the dates indicated:

	At or for the Year Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)

FHLB of Pittsburgh advances:
Average balance outstanding	$13,148	$34,767	$37,000
Maximum amount outstanding at any month-end during the year	32,000	37,000	37,100
Balance outstanding at end of year	—	32,000	37,000
Weighted average interest rate during the year	6.41%	6.39%	6.30%

Weighted average interest rate at end of year	—	6.31%	6.30%
Total borrowings:
Average balance outstanding	$17,096	$34,811	$37,815
Maximum amount outstanding at any month-end during the year	35,238	37,082	39,812
Balance outstanding at end of year	7,384	32,021	37,198
Weighted average interest rate during the year	5.07%	6.38%	6.27%
Weighted average interest rate at end of year	0.82%	6.31%	6.30%

Employees

The Company had 74 full-time employees and 27 part-time employees at December 31, 2010.  None of these employees is represented by a collective bargaining agreement.

Subsidiaries

Presently, the Bank has two wholly-owned subsidiaries, Alliance Delaware Corp., which holds and manages certain investment securities and Alliance Financial and Investment Services LLC, which participates in commission fees. Alliance Delaware Corp. was formed in 1999 to accommodate the transfer of certain assets that are legal investments for the Bank and to provide for a greater degree of protection to claims of creditors. The laws of the State of Delaware and the court system create a more favorable environment for the business affairs of the subsidiary.  Alliance Delaware Corp. currently manages certain investments for the Bank, which, as of December 31, 2010 and 2009, amounted to $58.7 million and $57.5 million, respectively.

Competition

The Company faces strong competition both in attracting deposits and making real estate loans.  Its most direct competition for deposits has historically come from other savings associations, credit unions and commercial banks located in eastern Pennsylvania, including many large financial institutions, which have greater financial and marketing resources available to them.  In addition, during times of high interest rates, the Company has faced additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities.  The ability of the Company to attract and retain savings deposits depends on its customer service product mix and its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

The Company experiences strong competition for real estate loans principally from other savings associations, commercial banks and mortgage banking companies.  The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.

REGULATION

REGULATION

General
Alliance Bancorp as a savings and loan holding company, is required to file certain reports with, and is subject to examination by, and otherwise must comply with the rules and regulations of the OTS. Alliance Bancorp is also subject to the rules and regulations  of the SEC under the federal securities laws.

Alliance Bank is a Pennsylvania-chartered savings bank and is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the FDIC, and is also subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the payment of dividends, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Pennsylvania Department of Banking and the FDIC to test Alliance Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking, the FDIC or the Congress could have a material adverse impact on Alliance Bancorp and Alliance Bank and their operations.

Under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, the powers of the Office of Thrift Supervision regarding Alliance Bancorp will transfer to other federal financial institution regulatory agencies on July 21, 2011, unless extended up to an additional six months. All of the regulatory functions related to Alliance Bancorp as a savings and loan holding company that are currently under the jurisdiction of the Office of Thrift Supervision, will transfer to the Federal Reserve Board.

Certain of the regulatory requirements that are or will be applicable to Alliance Bank and Alliance Bancorp are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Alliance Bank and Alliance Bancorp and is qualified in its entirety by reference to the actual statutes and regulations.

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changes the jurisdictions of existing bank regulatory agencies and in particular transfers the regulation of federal savings associations from the Office of Thrift Supervision to the Office of Comptroller of the Currency, effective one year from the effective date of the legislation, with a potential extension up to six months. Savings and loan holding companies will be regulated by the Federal Reserve Board. The new law also establishes an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the new law that may affect Alliance Bank and Alliance Bancorp. Regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of Alliance Bank:

•
A new independent consumer financial protection bureau will be established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like Alliance Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts extended through the end of 2012.

•	The deposit insurance assessment base calculation will equal the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of Alliance Bancorp:

•	Authority over savings and loan holding companies will transfer to the Federal Reserve Board.

•
Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies will be extended to thrift holding companies.  The Federal Reserve Board has not issued regulations that addresses the levels of these capital requirements and when they will apply to Alliance Bancorp.

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•
The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•
Public companies will be required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•
A separate, non-binding shareholder vote will be required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•
Securities exchanges will be required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•
Stock exchanges will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•
Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Regulation of Alliance Bank
Pennsylvania Banking Law. The Pennsylvania Banking Code of 1965 (the “Banking Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of Alliance Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

One of the purposes of the Banking Code is to provide savings banks with the opportunity to be competitive with each other and with other financial institutions existing under other Pennsylvania laws and other state, federal and foreign laws. A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in the Commonwealth, with the prior approval of the Pennsylvania Department of Banking.

The Pennsylvania Department of Banking generally examines each savings bank not less frequently than once every two years. The Pennsylvania Department of Banking may accept the examinations and reports of the FDIC in lieu of its own examination, the present practice is for the Pennsylvania Department of Banking to alternate with the FDIC. The Pennsylvania Department of Banking may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Pennsylvania Department of Banking has ordered the activity to be terminated, to show cause at a hearing before the Pennsylvania Department of Banking why such person should not be removed.

Insurance of Accounts. The deposits of Alliance Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions.

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies. Under the unsecured debt program, the FDIC’s guarantee expires on the earlier of the maturity date of the debt or December 31, 2012.  The unlimited deposit insurance for noninterest-bearing transaction accounts was extended by the Dodd-Frank Act through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system).

The Federal Deposit Insurance Corporation’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. Assessment rates range from seven to 77.5 basis points, with less risky institutions paying lower assessments.  The Federal Deposit Insurance Corporation recently amended its deposit insurance regulations (1) to change the assessment base from domestic deposits to average assets minus tangible equity and (2) to lower overall assessment rates.  The revised rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category.  The amendments will become effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.

In 2009, the Federal Deposit Insurance Corporation also required insured deposit institutions on December 30, 2009 to prepay 13 quarters of estimated insurance assessments. Our prepayment totaled approximately $2.3 million. Unlike a special assessment, this prepayment did not immediately affect bank earnings. Banks will book the prepaid assessment as a non-earning asset and record the actual risk-based premium payments at the end of each quarter.

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances which could result in termination of the Bank’s deposit insurance.

Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like Alliance Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies.

The FDIC’s capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks. An additional cushion of at least 100 basis points is required for all other state-chartered, non-member banks, which effectively increases their minimum Tier I leverage ratio to 4.0% or more. Under the FDIC’s regulation, the most highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

Alliance Bank is also subject to more stringent Pennsylvania Department of Banking capital guidelines.  Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At December 31, 2010, Alliance Bank’s capital ratios exceeded each of its capital requirements.

Prompt Corrective Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

	Total	Tier 1	Tier 1
Capital Category	Risk-based Capital	Risk-based Capital	Leverage Capital
Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory  actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

At December 31, 2010, Alliance Bank was deemed a well capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

Activities and Investments of Insured State-Chartered Banks. The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks.  Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things:

•	acquiring or retaining a majority interest in a subsidiary;

•
investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets;

•
acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions; and

•	acquiring or retaining the voting shares of a depository institution if certain requirements are met.

The FDIC has adopted regulations pertaining to the other activity restrictions imposed upon insured state banks and their subsidiaries. Pursuant to such regulations, insured state banks engaging in impermissible activities may seek approval from the FDIC to continue such activities. State banks not engaging in such activities but that desire to engage in otherwise impermissible activities either directly or through a subsidiary may apply for approval from the FDIC to do so; however, if such bank fails to meet the minimum capital requirements or the activities present a significant risk to the FDIC insurance funds, such application will not be approved by the FDIC. Pursuant to this authority, the FDIC has determined that investments in certain majority-owned subsidiaries of insured state banks do not represent a significant risk to the deposit insurance funds. Investments permitted under that authority include real estate activities and securities activities.

Restrictions on Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. These regulations apply to Alliance Bancorp. Under applicable regulations, a savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years;

•	the institution would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the institution is not eligible for expedited treatment of its filings with the Office of Thrift Supervision.

If an application is not required to be filed, a savings institution such as Alliance Bank which is a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

An institution that either before or after a proposed capital distribution fails to meet its then applicable minimum capital requirement or that has been notified that it needs more than normal supervision may not make any capital distributions without the prior written approval of the Office of Thrift Supervision. In addition, the Office of Thrift Supervision may prohibit a proposed capital distribution, which would otherwise be permitted by Office of Thrift Supervision regulations, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

Under federal rules, an insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. In addition, federal regulators have the authority to restrict or prohibit the payment of dividends for safety and soundness reasons. The FDIC also prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC. Alliance Bank is currently not in default in any assessment payment to the FDIC. Pennsylvania law also restricts the payment and amount of dividends, including the requirement that dividends be paid only out of accumulated net earnings.

Privacy Requirements of the Gramm-Leach-Bliley Act. Federal law places limitations on financial institutions like Alliance Bank regarding the sharing of consumer financial information with unaffiliated third parties. Specifically, these provisions require all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties. Alliance Bank currently has a privacy protection policy in place and believes such policy is in compliance with the regulations.

Anti-Money Laundering. Federal anti-money laundering rules impose various requirements on financial institutions intends to prevent the use of the U.S. financial system to fund terrorist activities. These provision include a requirement that financial institutions operating in the United States have anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. Alliance Bank has established policies and procedures to ensure compliance with the federal anti-laundering provisions.

Regulatory Enforcement Authority. Applicable banking laws include substantial enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Community Reinvestment Act. All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its  activities. Alliance Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Federal Home Loan Bank System. Alliance Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.

As a member, Alliance Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At December 31, 2010, Alliance Bank was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking. At December 31, 2010, Alliance Bank was in compliance with these reserve requirements.

Regulation of Alliance Bancorp
General. Alliance Bancorp is subject to regulation as a savings and loan holding company under the Home Owners’ Loan Act, as amended, instead of being subject to regulation as a bank holding company under the Bank Holding Company Act of 1956 because Alliance Bank has made an election under Section 10(l) of the Home Owners’ Loan Act to be treated as a “savings association” for purposes of Section 10 of the Home Owners’ Loan Act. As a result, Alliance Bancorp registered with the Office of Thrift Supervision and is subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies.  The jurisdiction of the Office of Thrift Supervision regarding savings and loan holding companies will transfer to the Federal Reserve Board on July 21, 2011 unless extended up to an additional six months.  As a subsidiary of a savings and loan holding company, Alliance Bank is subject to certain restrictions in its dealings with Alliance Bancorp and affiliates thereof.

Federal Securities Laws. Alliance Bancorp’s common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934. Alliance Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934. Pursuant to Office of Thrift Supervision regulations and our plan of conversion and reorganization, we have agreed to maintain such registration for a minimum of three years following the conversion and offering, which was completed on January 18, 2011.

The Sarbanes-Oxley Act. As a public company, Alliance Bancorp is subject to the Sarbanes-Oxley Act of 2002 which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes- Oxley Act, our principal executive officer and principal financial officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Holding Company Activities.  Alliance Bancorp is a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial holding companies under Federal Reserve Board regulations or for multiple savings and loan holding companies.  Multiple savings and loan holding companies are permitted to engage in the following activities:  (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Director of the OTS prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies.  Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described above.  Alliance Bank is also required to notify the OTS 30 days before declaring any dividend pursuant to the provisions of Section 10 of the Home Owners’ Loan Act, as amended.  In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

All savings associations subsidiaries of savings and loan holding companies are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. If the subsidiary savings institution fails to meet the QTL, as discussed below, then the savings and loan holding company must register with the Federal Reserve Board as a bank holding company, unless the savings institution re-qualifies as a QTL within one year thereafter.

Qualified Thrift Lender Test. A savings association can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the Office of Thrift Supervision QTL test. A savings bank subsidiary of a savings and loan holding company that does not comply with the QTL test must comply with the following restrictions on its operations:

•	the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank;
•	the branching powers of the institution shall be restricted to those of a national bank; and
•	payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank.

Upon the expiration of three years from the date the institution ceases to meet the QTL test, it must cease any activity and not retain any investment not permissible for a national bank (subject to safety and soundness considerations).

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, a savings institution not in compliance with the QTL test is also prohibited from paying dividends and is subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended.

Alliance Bank believes that it meets the provisions of the QTL test.

Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution includes any company or entity which controls the savings institution or that is controlled by with a company that controls the savings institution. In a holding company context, the holding company of a savings institution (such as Alliance Bancorp) and any companies which are controlled by such holding companies are affiliates of the savings institution. Generally, Section 23A limits the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings institution as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings institution to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners’ Loan Act prohibits a savings institution from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.  In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not  give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2010, Alliance Bank was in compliance with the above restrictions.

Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the Office of Thrift Supervision, control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

The Director of the Office of Thrift Supervision may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

FEDERAL AND STATE TAXATION

General.  Alliance Bancorp and Alliance Bank are subject to federal income tax provisions of the Internal Revenue Code of 1986, as amended, in the same general manner as other corporations with some exceptions listed below.  For federal income tax purposes, Alliance Bancorp files a consolidated federal income tax return with its wholly owned subsidiaries on a fiscal year basis.  The applicable federal income tax expense or benefit will be properly allocated to each subsidiary based upon taxable income or loss calculated on a separate company basis.

Method of Accounting.  For federal income tax purposes, income and expenses are reported on the accrual method of accounting and Alliance Bancorp files its federal income tax return using a December 31 calendar year end.

Bad Debt Reserves.  The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.  Prior to that time, Alliance Bank was permitted to establish a reserve for bad debts and to make additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at taxable income.  As a result of the Small Business Job Protection Act, savings associations must use the specific chargeoff method in computing their bad debt deduction beginning with their 1996 federal tax return.

Taxable Distributions and Recapture.  Prior to the Small Business Job Protection Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Alliance Bank failed to meet certain thrift asset and definitional tests.  New federal legislation eliminated these thrift related recapture rules.  However, under current law, pre-1988 reserves remain subject to recapture should Alliance Bank make certain non-dividend distributions or cease to maintain a savings bank charter.

At December 31, 2010, Alliance Bank’s total federal pre-1988 reserve was approximately $7.1 million.  The reserve reflects the cumulative effects of federal tax deductions for which no federal income tax provisions have been made.

Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”).  The AMT is payable to the extent such AMTI is in excess of an exemption amount.  Net operating losses can offset no more than 90% of AMTI.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  Alliance Bank has been subject to the AMT and as of December 31, 2010, had $1.2 million of AMT available as credit for carryover purposes.

Net Operating Loss Carryovers.  Net operating losses incurred in taxable years beginning before August 6, 1997 may be carried back to the three preceding taxable years and forward to the succeeding 15 taxable years.  For net operating losses in years beginning after August 5, 1997, other than 2001 and 2002, such net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years.  Net operating losses arising in 2001 or 2002 may be carried back five years and may be carried forward 20 years.  At December 31, 2010, Alliance Bank had no net operating loss carryforwards respectively, for federal income tax purposes.

Corporate Dividends-Received Deduction.  Alliance Bancorp may exclude from income 100% of dividends received from a member of the same affiliated group of corporations.  The corporate dividends received deduction is 80% in the case of dividends received from corporations, which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation.  Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

Pennsylvania Taxation.  Alliance Bancorp is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax.  The Corporation Net Income Tax rate for fiscal 2010 and 2009 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock Tax is a property tax imposed at the rate of approximately 0.289% (for 2010) of a corporation’s capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

Alliance Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act (the “MTIT”), as amended to include thrift institutions having capital stock.  Pursuant to the MTIT, the tax rate is 11.5%.  The MTIT exempts Alliance Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers.  The MTIT is a tax upon net earnings, determined in accordance with U.S. generally accepted accounting principles with certain adjustments.  The MTIT, in computing income under U.S. generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Alliance Bank.  Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes. At December 31, 2010, the Bank had approximately $581,000, $685,000, and $1.4 million in NOL carryforwards expiring in 2011, 2012 and 2013, respectively, for state tax purposes.

Item 1A.  Risk Factors

Not applicable

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties.

Offices and Properties

At December 31, 2010, the Company conducted its business from its executive offices in Broomall, Pennsylvania and eight full service offices, all of which are located in southeastern Pennsylvania.

The following table sets forth certain information with respect to the office and other properties of the Company at December 31, 2010.

Description/Address	Leased/Owned	Net Book Value of Premises and Fixed Assets	Amount of Deposits
		(In Thousands)
MAIN OFFICE

Lawrence Park	Owned	$1,427	$86,383
541 Lawrence Road
Broomall, PA 19008

BRANCH OFFICES

Upper Darby	Leased (1)	218	40,589
69th and Walnut Sts
Upper Darby, PA 19082

Secane	Leased (2)	111	64,003
925 Providence Road
Secane, PA 19018

Newtown Square	Leased (3)	20	32,852
252 & West Chester Pike
Newtown Square, PA 19073

Havertown	Leased (4)	82	52,832
500 E. Township Line Road
Havertown, PA 19083

Lansdowne	Owned	189	24,951
9 E. Baltimore Pike
Lansdowne, PA 19050

Springfield	Leased (5)	389	41,654
153 Saxer Avenue
Springfield, PA 19064

Shoppes at Brinton Lake	Leased (6)	85	27,904
979 Baltimore Pike
Glen Mills, PA 19342

Paoli Shopping Center	Leased (7)	26	13,427
82 E. Lancaster Ave.
Paoli, PA 19301

(1) The lease expires in February 2017 with two successive options to extend the lease for five years each.

(2) The lease expires in April 2011 with one remaining option to extend for five years.  The Company intends to exercise this option.

(3) The building is owned but the land is leased.  The lease expires in June 2011 with one remaining option to extend the lease for five years each.  The Company intends to exercise this option.

(4) The lease expired in January 2011 with two successive options to extend the lease for five years each.  In 2011, the Company elected to exercise the first of the two options to extend the lease.

(5) The lease expires in September 2015.

(6) The lease expires in January 2021 with two successive options to extend the lease for five years each.

(7) The lease expires May 2012.

Item 3.  Legal Proceedings.

On May 14, 2010, Alliance Bank filed a complaint against New Century Bank in the United States District Court for the Eastern District of Pennsylvania claiming trademark infringement, false designation of origin and unfair competition due to New Century Bank’s unauthorized adoption and use of Alliance Bank’s registered trademark of “Customer First”» in connection with providing banking and financial services, including doing business under the name “Customer 1st Bank.” Alliance Bank sought to enjoin New Century Bank from the use of its trademark as well as unspecified monetary damages. In its answer to the complaint, New Century Bank filed a counterclaim against Alliance Bank alleging that the trademark is invalid.

On July 27, 2010, the District Court, following an evidentiary hearing and oral argument, found that Alliance Bank was likely to succeed on the merits of the trademark infringement case at trial and granted Alliance Bank’s motion for a preliminary injunction against New Century Bank prohibiting its use of the name Customer First or any similar name and requiring New Century Bank to immediately modify its signage and cease using the name Customer 1st Bank in its branches or otherwise using or disseminating marketing and promotional materials that uses or features the mark Customers 1st and/or Customers 1st Bank or any logo, trade name or trademark which incorporates such mark. Following entry of the preliminary injunction, the parties entered into a settlement agreement whereby New Century Bank agreed to permanently cease all use of the Customer First name or any similar name, withdraw its trademark applications for use of such names and transfer the registration of all related domain names to Alliance Bank, and Alliance Bank agreed to withdraw all other claims under the lawsuit.

Item 4.  .

[Reserved]

PART II.

Item 5.  Market for Common Equity, and Related Stockholder Matters and Purchases of Equity Securities.

Corporate Information

Independent Registered Public Accounting Firm	Investor Information
ParenteBeard LLC	Investors, analysts and others seeking
1200 Atwater Drive, Suite 225	information may contact:
Malvern, PA 19355	Kathleen P. Lynch
Corporate Secretary
541 Lawrence Road
Market Makers	Broomall, PA 19008-3599
Stifel Nicholas & Company, Inc.	(610) 353-2900
Sandler O’ Neill & Partners, LP
USB Financial Services, Inc.	Transfer Agent
Direct questions regarding dividend checks,
address and name changes or lost certificates to:
Registrar and Transfer Company
Securities Counsel	10 Commerce Drive
Elias, Matz, Tiernan & Herrick LLP	Cranford, NJ 07016
734 15th Street, NW, 11th Floor
Washington, D.C. 20005

Market Information

Alliance Bancorp common stock is traded on the Nasdaq Global Market and quoted under the symbol “ALLB”.  The closing price on December 31, 2010 was $9.15 per share.  There were 6,676,476 shares outstanding as of December 31, 2010, comprised of 3,973,750 shares held by Alliance Mutual Holding Company and 2,702,726 shares held by approximately 1,100 minority public stockholders.  The stock prices and dividend amounts in the following table have not been adjusted for the “second-step” conversion and reorganization of the Bank from the mutual holding company structure to a stock holding company structure on January 18, 2011.  In connection with the conversion and reorganization, each share of Alliance Bancorp common stock (the former federally chartered mid-tier holding company of the Bank) was exchanged for 0.8200 shares of common stock of Alliance Bancorp, Inc. of Pennsylvania, the new Pennsylvania holding company.

For the Quarter Ended	High	Low	Close	Cash Dividends Declared

December 31, 2010	$9.25	7.00	9.15	.03

September 30, 2010	8.44	7.20	7.29	.03

June 30, 2010	8.45	8.00	8.30	.03

March 31, 2010	8.65	8.26	8.55	.03

December 31, 2009	$8.75	$8.40	$8.40	$.03

September 30, 2009	8.89	8.50	8.50	.03

June 30, 2009	8.65	7.50	8.53	.03

March 31, 2009	8.05	7.25	7.93	.03

Market for Common Equity, and Related Stockholder Matters and Purchases of Equity Securities

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

October 2010	—	—	—	11,412
November 2010	—	—	—	11,412
December 2010	—	—	—	11,412

Totals	—	—	—	11,412

(1)      All shares were repurchased under the Company’s previously announced repurchase program. On January 29, 2009, the Company announced a program to repurchase up to 292,612 shares, or 10% of the outstanding common stock other than shares owned by Alliance Mutual Holding Company.  The program expired on January 29, 2010. Subsequently, the Company announced the extension of the repurchase program that expired January 29, 2010 for an additional twelve months, and all shares are to be purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 6.  Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The selected consolidated financial and other data of Alliance Bancorp, Inc. of Pennsylvania set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere in this Annual Report.

	As of or For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share amounts)
Selected Financial Data
Total assets	$454,476	$464,216	$424,109	$424,467	$410,350
Cash and cash equivalents	61,891	74,936	28,308	42,079	48,283
Loans receivable, net	286,056	285,008	278,436	256,932	235,761
Mortgage-backed securities	16,146	23,355	31,921	35,632	43,636
Investment securities	61,428	52,336	62,070	67,861	59,305
Other real estate owned	2,675	2,968	—	—	—
Deposits	384,595	375,254	327,267	327,772	330,083
Borrowings (1)	7,384	35,090	41,632	40,058	40,891
Stockholders’ equity	48,991	48,445	48,899	51,458	33,500
Total liabilities	405,485	415,772	375,211	373,008	376,850
Allowance for loan losses	5,090	3,538	3,169	2,831	2,719
Non-accrual loans	13,699	6,457	5,209	1,502	874
Non-performing assets (2)	18,966	10,805	6,996	2,097	1,559

Selected Operating Data
Interest and dividend income	$19,797	$21,091	$22,542	$24,340	$21,752
Interest expense	6,434	9,509	11,701	13,999	11,331
Net interest income	13,363	11,582	10,841	10,341	10,421
Provision for loan losses	2,120	528	585	120	60
Net interest income after provision for loan losses	11,243	11,054	10,256	10,221	10,361
Other income	1,084	1,164	241	484	1,452
Other expenses	11,375	10,900	10,303	9,807	10,509
Income before income tax benefit	953	1,318	194	898	1,304
Income tax benefit	(128)	(41)	(411)	(157)	(67)
Net income	$1,080	$1,359	$605	$1,055	$1,371

Basic earnings per share (3)	$0.16	$0.20	$0.09	$0.15	$0.19

(Footnotes on Following Page)

Selected Consolidated Financial and Other Data (continued)
	As of or For the Year Ended December 31,
	2010	2009	2008	2007	2006
Selected Operating Ratios
Average yield earned on interest-earning assets	4.64%	5.08%	5.64%	6.12%	5.89%
Average rate paid on interest-bearing liabilities	1.66	2.57	3.32	4.03	3.39
Average interest rate spread (4)	2.98	2.51	2.32	2.09	2.50
Net interest margin (4)	3.13	2.79	2.72	2.60	2.82
Ratio of interest-earning assets to interest-bearing liabilities	110.65	111.98	113.54	114.54	110.66
Noninterest expense as a percent of average assets	2.50	2.47	2.44	2.33	2.69
Return on average assets	0.24	0.30	0.14	0.25	0.35
Return on average equity	2.21	2.97	1.21	2.18	4.05
Dividend payout ratio	30.29	25.59	122.91	58.56	90.39
Efficiency ratio (5)	78.74	85.52	92.97	90.60	88.51
Ratio of average equity to average assets	10.74	11.08	11.79	11.52	8.68
Full-service offices at end of period	9	9	9	9	9

Asset Quality Ratios
Non-accrual loans as a percentage of total loans receivable	4.71%	2.24%	2.85%	0.58%	0.37%
Nonperforming loans and troubled debt restructurings as a percent of total loans receivable (2)	5.59	2.71	2.48	0.81	0.65
Nonperforming assets as a percent of total assets (2)	4.17	2.33	1.65	0.49	0.38
Allowance for loan losses as a percent of total loans receivable	1.75	1.23	1.13	1.09	1.14
Allowance for loan losses as a percent of nonperforming loans and troubled debt restructurings	31.24	45.14	45.30	135.00	174.39
Allowance for loan losses as a percent of Non-accrual loans	37.15	54.78	60.84	188.48	311.10
Net charge-offs to average loans receivable outstanding during the period	0.20	0.06	0.09	0.00	0.01

Bank Capital Ratios
Tier 1 risk-based capital ratio	16.13%	15.97%	16.33%	16.35%	14.05%
Total risk-based capital ratio	17.38	17.17	17.47	17.38	15.12
Tier 1 leverage capital ratio	10.83	10.17	10.67	10.52	8.98

(1)
Borrowings consist of Federal Home Loan Bank (“FHLB”) advances, demand notes issued to the U.S. Treasury, customer sweep accounts, and, the Employee Stock Ownership Plan (“ESOP”) debt prior to conversion.

(2)
Nonperforming assets consist of nonperforming loans, certain troubled debt restructurings and other real estate owned (“OREO”).  Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more overdue, while OREO consists of real estate acquired through, or in lieu of, foreclosure.

(3)
The calculation of earnings per share for 2006 has been adjusted for the exchange and additional share issuance in the reorganization and offering completed on January 30, 2007.  However, earnings per share amounts have not been adjusted for the “second-step” conversion and reorganization, which was completed on January 18, 2011 and each share of Alliance Bancorp common stock (the former federally chartered mid-tier holding company of the Bank), was exchanged for 0.8200 shares of common stock of Alliance Bancorp, Inc. of Pennsylvania, the new Pennsylvania holding company.

(4)
Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	The efficiency ratio is calculated by dividing other expenses by the sum of net interest income and other income.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management.  In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “except,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

Overview

Alliance Bancorp is a Pennsylvania corporation and the holding company which owns 100% of the capital stock of Alliance Bank, a community oriented savings bank headquartered in Broomall, Pennsylvania. We operate a total of nine banking offices, eight of which are located in Delaware County and one in Chester County.  Both counties are suburbs of Philadelphia. Our primary business consists of attracting deposits from the general public and using those funds, together with funds we borrow, to originate loans to our customers and invest in securities such as U.S. Government and agency securities, mortgage-backed securities and municipal obligations. At December 31, 2010, Alliance Bancorp had $454.5 million of total assets, $384.6 million of total deposits and stockholders’ equity of $49.0 million.

Alliance Bank attracts the majority of its deposits from the general public, businesses and municipalities using a combination of its branch office network and the internet. These deposits are used primarily to originate and purchase loans secured by first liens on single-family (one-to four-family units) residential and commercial real estate properties and (ii) invest in securities issued by the United States (“U.S.”) Government and agencies thereof, municipal and corporate debt securities and certain mutual funds. Alliance Bank derives its income principally from interest earned on loans, mortgage-backed securities and investments and, to a lesser extent, from a variety of fees received such as loan fees, services charges on deposits accounts, safe deposit box rental income and ATM fees. Alliance Bank’s primary expenses are interest expense on deposits and borrowings and general operating expenses, including FDIC deposit insurance premiums. Cash flow for activities is provided primarily by new deposits, repayments, prepayments and maturities of outstanding loans, investments, mortgage-backed securities and other sources.

Alliance Bank is subject to regulation by the Pennsylvania Department of Banking, as its chartering authority, and by the FDIC, which insures Alliance Bank’s deposits up to applicable limits.

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and securities portfolios and interest expense on deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provisions for loan losses, fees and service charges and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, FDIC insurance premiums, advertising and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

Our net income amounted to $1.1 million and $1.4 million for the years ended December 31, 2010 and 2009, respectively. Some of the major factors and trends which have impacted our results of operations in these periods include the following:

•
Low Market Rates of Interest. In recent periods, our results have benefitted from the historically low market rates of interest that have prevailed. During 2008, the Federal Reserve Board reduced the federal funds rate seven times from 4.25% at December 31, 2007 to a range of 0% to 0.25% at December 31, 2008 and throughout 2009. The average rates that we pay on our interest-bearing deposits and other liabilities have fallen steadily, from 4.03% for the year ended December 31, 2007 to 1.51% during the year ended December 31, 2010. Because the average rates on our deposits and other liabilities tend to adjust to changes in market rates of interest more quickly than the average yields we earn on our loans and other interest-earning assets, our average interest rate spread (the difference between the average yield earned on interest-earning assets and the average cost paid on interest-bearing liabilities) has steadily increased over this period, as has our net interest income. We anticipate that the current low rate environment will continue to put downward pressure on short term interest rates until an economic recovery is sustainable. However, when the interest rate environment begins to increase, it will cause pricing pressure on our deposit accounts and may have a negative impact on our net income.

•
Increased Provisions for Loan Losses. In recent periods, our results have been adversely affected by provisions for loan losses, which are charged to expense, which have been higher than our average historical levels. For the year ended December 31, 2010 and December 31, 2009 our provisions for loan losses amounted to $2.1 million and $528,000, respectively. The increases in our provisions for loan losses reflect, among other factors, an increase in the amount of our non-performing loans, which totaled $16.3 million or 5.59% of our total loan portfolio at December 31, 2010 compared to $7.8 million or 2.71% of the total loan portfolio at December 31, 2009. The increase in our non-performing loans reflects the pressures imbedded in the national and local economies as a result of the continuing recession. Our results in future periods may be significantly affected by, among other factors, additional provisions for loan losses or to recognize losses on other non-performing assets.

•
Managing Other Expenses. Our other, or non-interest, expenses amounted to $11.4 million and $10.9 million for the years ended December 31, 2010, and 2009, respectively. The primary reasons for the increase in non-interest expenses in 2010 were increased professional fees, occupancy and equipment expenses, loan and OREO expenses, and increased salary and employee benefits expenses.  We expect an additional increase in salaries and benefits expenses after the conversion and offering as a result of the proposed stock purchase by our employee stock ownership plan as well as the new stock benefit plans that we intend to implement.

Critical Accounting Policies

In reviewing and understanding financial information for Alliance Bancorp, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements included elsewhere in this document. These policies are described in Note 2 of the notes to our consolidated financial statements. The accounting and financial reporting policies of Alliance Bancorp conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported consolidated financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Charges against the allowance for loan losses are made when management believes that the collectibility of loan principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant change. While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan losses have not required significant adjustments from management’s initial estimates. In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses. The Pennsylvania Department of Banking and the FDIC may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Income Taxes. We make estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. We also estimate a deferred tax asset valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.  In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results, recent cumulative losses and our forecast of future taxable income. In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

Other than Temporary Impairment of Securities. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not we intend to sell or expects that it is more likely than not that we will be required to sell the security prior to an anticipated recovery in fair value. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss).

FHLB Stock. FHLB stock represents required investment in the common stock of the FHLB and is carried at cost. In December of 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Management’s evaluation and determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of an investment’s cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this decline has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Financial Condition

The Company’s total assets decreased $9.7 million or 2.1% to $454.5 million at December 31, 2010, compared to $464.2 million at December 31, 2009.  This decrease can be attributed to a $13.0 million or 17.4% decrease in cash and cash equivalents, a $7.2 million or 30.9% decrease in mortgage backed securities, a $204,000 decrease in accrued interest receivable, a $444,000 decrease in prepaid FDIC premium assessments, and a $293,000 decrease in other real estate owned.  These decreases were offset by a $7.9 million or 27.3% increase in investment securities available for sale, a $1.2 million or 5.1% increase in investment securities held to maturity, and $1.0 million or 0.4% increase in loans receivable.

Total liabilities decreased $10.3 million or 2.5% to $405.5 million at December 31, 2010, compared to $415.8 million at December 31, 2009.  This decrease was primarily due to a decrease of $32.0 million or 100.0% decrease in FHLB advances and a $3.3 million or 21.3% decrease in non-interest bearing deposits.  The decrease was partially offset by a $12.7 million or 3.5% increase in interest bearing deposits, a $4.3 million or 139.0% increase in other borrowings, and as a result of the stock offering and conversion, the Company had $7.9 million at December 31, 2010 of subscriptions payable that were not present in 2009.

Stockholders’ equity increased $546,000 or 1.1% to $49.0 million as of December 31, 2010 compared to $48.4 million at December 31, 2009.  On January 29, 2009, the Company announced a program to repurchase up to 292,612 shares, or 10% of the outstanding common stock other than shares owned by Alliance Mutual Holding Company.  The program expired on January 29, 2010. Subsequently, the Company announced the extension of the repurchase for an additional twelve months.  In 2010, the Company purchased 53,200 shares of its common stock at an average price of $8.22 per share, which decreased stockholders’ equity by $437,000.  Dividend payments were $327,000 in 2010.  Unearned shares held by the ESOP increased $120,000 or 20%.  The decrease was partially offset by net income of $1.1 million

Nonperforming assets increased $8.2 million to $19.0 million or 4.17% of total assets at December 31, 2010 as compared to $10.8 million or 2.33% of total assets at December 31, 2009.  Nonperforming assets at December 31, 2010 included $16.3 million in nonperforming loans and $2.7 million in other real estate owned.  The increase in nonperforming assets was primarily due to a $5.9 million land and development loan for a mixed use commercial real estate project located in Bradenton, Florida being moved to non-accrual status as of in 2010 and a $1.7 million local commercial construction loan moved to non-accrual status in the fourth quarter of 2010.  Overall, nonperforming loans included $2.4 million in single-family residential real estate loans, $2.1 million in commercial real estate loans, $11.4 million in real estate construction loans, $74,000 in commercial business loans and $284,000 in consumer loans.  Management continues to work closely with its borrowers to plan prudent exit strategies.  The allowance for loan losses amounted to $5.1 million or 31.2% of nonperforming loans at December 31, 2010 as compared to $3.5 million or 45.1% at December 31, 2009.

The Bank strives to maintain current valuations of the collateral supporting its impaired loans as well as other real estate owned.  In most cases, the Bank utilizes external appraisals to determine the estimated fair value of the underlying collateral when measuring for impairment.  As part of its valuation analysis, management considers the timing and reliability of the original appraisal, the original loan-to-value, the Bank’s overall exposure and current market conditions.  As part of our analysis, discounts may be applied to any collateral valuations that were performed more than six months prior to the reporting date.

At December 31, 2010, the Bank’s total allowance for loan losses amounted to $5.1 million, as compared to $3.5 million at December 31, 2009.  The increase was due to $2.1 million in provisions to maintain an appropriate allowance level in light of factors such as the level of nonperforming loans and the current economic environment.  In addition, in 2010, the Bank’s net charge-offs amounted to $568,000.  At December 31, 2010, the Bank’s allowance for loan losses amounted to 31.2% of total nonperforming loans and 1.75% of total loans receivable, as compared to 45.1% and 1.23%, respectively, at December 31, 2009.

Although management uses the best information available to make determinations with respect to the provisions for loan losses, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially.  In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to such allowance based on their judgments about information available to them at the time of their examination.

Results of Operations

General.  The Company recorded net income of $1.1 million for the year ended December 31, 2010 as compared to net income of $1.4 million in 2009.

Net interest income increased $1.8 million for the year ended December 31, 2010, compared to 2009, primarily due to a $3.1 million decrease in interest expense as a result of the repayment of $32.0 million in FHLB advances during 2010 and decreasing interest rates paid on deposits during 2010 and 2009. During 2008, the Federal Reserve Board reduced the key short-term rate seven times from 4.25% at December 31, 2007 to a range of 0% to 0.25% at December 31, 2008 which was still in effect at December 31, 2010.  Other income decreased $80,000 or 6.8% for the year ended December 31, 2010, compared to 2009  This decrease was primarily attributable to net loss of $50,000 on the sale of OREO in 2010 compared to such loss of $15,000 in 2009.

Other expenses increased by $475,000 or 4.4% for the year ended December 31, 2010, compared to 2009.  This increase is primarily due to increases in salaries and employee benefits expense, occupancy and equipment expense, professional fees, loan and OREO expense, director’s fees, and an increase in provision for loss on OREO when comparing 2010 to 2009.

Average Balances, Net Interest Income and Yields Earned and Rates Paid.  The following average balance sheet table sets forth for the periods indicated, information on the Bank regarding:  (i) the total dollar amounts of interest income on interest-earning assets and the resulting average yields; (ii) the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs; (iii) net interest income; (iv) interest rate spread; (v) net interest-earning assets (interest-bearing liabilities); (vi) the net yield earned on interest-earning assets; and (vii) the ratio of total interest-earning assets to total interest-bearing liabilities.  Information is based on average daily balances during the periods presented.

	Year Ended December 31,
	2010			2009			2008
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)(3)	$288,192	$16,878	5.86%	$283,736	$17,024	6.00%	$271,859	$17,485	6.43%
Mortgage-backed securities	19,897	822	4.13	28,897	1,230	4.26	32,531	1,494	4.59
Investment securities (3)	51,924	1,863	3.59	58,383	2,638	4.52	59,568	2,851	4.79
Other interest-earning assets	66,920	234	0.35	44,065	199	0.45	36,021	712	1.98
Total interest-earning assets	426,933	19,797	4.64	415,081	21,091	5.08	399,979	22,542	5.64
Noninterest-earning assets	28,006			25,774			23,028
Total assets	$454,939			$440,855			$423,007

Interest-bearing liabilities:
Deposits	$368,762	5,567	1.51	$332,795	7,257	2.18	$310,112	9,267	2.99
FHLB advances and other borrowings	17,096	867	5.07	37,880	2,252	5.95	42,249	2,434	5.76
Total interest-bearing liabilities	385,858	6,434	1.66	370,675	9,509	2.57	352,272	11,701	3.32
Noninterest-bearing liabilities	20,224			21,331			20,883
Total liabilities	406,082			392,006			373,155
Stockholders’ equity	48,857			48,849			49,852
Total liabilities and stockholders’ equity	$454,939			$440,885			$423,007

Net interest-earning assets	$41,075			$44,406			$47,707
Net interest income/interest rate spread		$13,363	2.98%		$11,582	2.51%		$10,841	2.32%
Net yield on interest-earning assets (2) (3)			3.13%			2.79%			2.71%
Ratio of interest-earning assets to interest-bearing liabilities			110.65%			111.98%			113.54%

(1)	Nonaccrual loans and loan fees have been included.
(2)	Net interest income divided by interest-earning assets.
(3)	The indicated yields are not reflected on a tax equivalent basis.

Rate/Volume analysis.  The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Company’s interest income and expense during the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume.  The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Year Ended December 31,
	2010 vs. 2009
	Increase
	(Decrease) Due To
			Total
			Increase
(Dollars in Thousands)	Rate	Volume	(Decrease)

Interest-earning assets:
Loans receivable	$(395)	$249	$(146)
Mortgage-backed securities	(26)	(382)	(408)
Investment securities	(522)	(253)	(775)
Other interest-earning assets	(86)	121	35
Total interest-earning assets	(1,029)	(265)	(1,294)
Interest-bearing liabilities:
Deposits	(2,102)	412	(1,690)
FHLB advances and other borrowings	(188)	(1,197)	(1,385)
Total interest-bearing liabilities	(2,290)	(785)	(3,075)

Increase in net interest income	$1,261	$520	$1,781

Net Interest Income.  Net interest income is determined by the Company’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Interest expense decreased $3.1 million or 32.3% in 2010 compared to 2009 which more than offset a decrease of $1.3 million or 6.1% in interest income.  Net interest income increased $1.8 million or 15.4% to $13.4 million for the year ended December 31, 2010 compared to 2009. This increase was primarily due to a $1.4 million or 61.5% decrease in interest expense paid on FHLB advances and other borrowed money and a $1.7 million or 23.3% decrease in interest expense paid on interest bearing deposits, offset by a $1.3 million or 6.1% decrease in interest income.

Interest and Dividend Income.  Interest income decreased $1.3 million or 6.1% to $19.8 million for the year ended December 31, 2010, compared to the same period in 2009.  The decrease was primarily due to a $775,000 or 29.4% decrease in interest income on investment securities, a $408,000 or 33.1% decrease in interest income earned on mortgage backed securities, and a $146,000 or 0.9% decrease in interest income earned on loans, partially offset by a $35,000 or 17.5% increase in interest income on balances due from depository institutions.  The decrease in interest income on investment securities was due to a $6.5 million or 11.1% decrease in average balance of investment securities and a 93 basis point (one basis point is equal to 1/100 of a percent) or 20.6% decrease in the average yield earned on investment securities.  The decrease in interest income on mortgage backed securities was primarily due to a $9.0 million or 31.1% decrease in the average balance of mortgage backed securities and a 13 or 3.1% basis point decrease in the average yield earned on mortgage backed securities.  The decrease in interest income on loans was primarily due to a 14 or 2.3% basis point decrease in the average yield earned on loans, partially offset by a $4.5 million or 1.6% increase in the average balance of loans outstanding.  The increase in interest due from depository institutions was due to a $22.9 million or 51.9% increase in the average balance of balances due from depository institutions, partially offset by 10 basis point or 22.2% decrease in the average yield earned on balances due from depository institutions.

Interest Expense.  Interest expense decreased $3.1 million or 32.3% to $6.4 million for the year ended December 31, 2010, compared to the same period in 2009.  This decrease was primarily due to a decrease of $1.7 million or 23.3% in interest expense on deposits and a decrease of $1.4 million or 61.5% in interest expense on FHLB advances and other borrowings.  The decrease in interest expense on deposits was primarily due to a 67 basis point or 30.7% decrease in the average rate paid on deposits, partially offset by a $36.0 million or 10.8% increase in the average balance outstanding.  The decrease in interest expense on FHLB advances and other borrowings was due to a $20.8 million or 54.9% decrease in the average balance outstanding and an 88 or 14.8% basis point decrease in the average rates paid on FHLB advances.

Provision for Loan Losses.  The Company establishes provisions for loan losses, which are charges to operating results, in order to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all known and inherent losses that are both probable and reasonably estimable, at each reporting date.  The allowance is based upon an assessment of prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, current economic conditions in the Company’s market area and other factors related to the collectibility of the Company’s loan portfolio.  The provision for loan losses amounted to $2.1 million and $528,000 for the years ended December 31, 2010 and 2009, respectively.

Other Income.  Total other income decreased $80,000 or 6.8% to $1.1 million for the year ended December 31, 2010, compared to the same period in 2009.  This decrease is primarily attributed to a $35,000 increase in the net loss on sale of OREO, a $24,000 decrease in management fees, $20,000 decrease in the income earned on bank owned life insurance, and a $9,000 decrease in service charges in deposit accounts.  The Bank had collected a management fee from Alliance Mutual Holding Company which reimburses the Bank for certain salary and overhead costs the Bank incurs on behalf of the mutual holding company.  The management fees for 2010 and 2009 were $336,000 and $360,000, respectively.  With the completion of the stock offering on January 18, 2011, the mutual holding company and management fees will no longer exist.

Other Expenses.  Our non-interest expenses amounted to $11.4 million and $10.9 million for the years ended December 31, 2010 and 2009, respectively.  This increase is primarily due to increases in salaries and employee benefits expense, an increase in occupancy and equipment expenses, and increase in professional fees, an increase in loan and OREO expenses, and an increase in provision for loss on OREO when comparing 2010 to 2009.  The increase in salaries and employee benefits was primarily attributed to an modest annual increases in employees’ salaries.  The increase in the provision for loss on OREO is the result of our analysis of the underlying real estate which warranted additional write-downs.  As of December 31, 2010, the Company had $2.7 million in OREO compared to $3.0 million of OREO at December 31, 2009.  The increase in professional fees primarily resulted from litigation expense related to the protection of the Company’s Customer First trademark.

Income Tax Benefit.  Income tax benefit amounted to $128,000 and $41,000 for the years ended December 31, 2010 and 2009, respectively, resulting in effective tax rates of (13.4)% and (3.1)%, respectively.  The increase in income tax benefit for the year ended December 31, 2010 was primarily due to lower pre-tax income in 2010 compared to 2009.  The tax benefit primarily resulted from tax exempt income from Bank-owned life insurance and certain tax-exempt securities purchased by the Company.

Liquidity and Capital Resources

The Company’s liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations.  The Company’s primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations.  Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition.  After the completion of its reorganization and stock offering in January of 2011, the Company’s liquidity and capital position were further strengthened resulting from $30.0 million in net proceeds from the stock offering.  The Company attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors.  Any excess funds are invested in overnight and other short-term interest-earning accounts.  The Company generates cash flow through the retail deposit market, its traditional funding source, for use in investing activities.  In addition, the Company may utilize borrowings such as Federal Home Loan Bank advances for liquidity or profit enhancement.  At December 31, 2010, the Company had no outstanding FHLB advances and $128.4 million of additional borrowing capacity from the FHLB of Pittsburgh.  FHLB stock is required to be held when advances from the FHLB are taken.  Further, the Company has access to the Federal Reserve Bank discount window.  At December 31, 2010, the Company had no such funds outstanding from the Federal Reserve Bank.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company.  At December 31, 2010, the total approved loan commitments outstanding amounted to $8.4 million.  At the same date, commitments under unused lines of credit amounted to $24.0 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2010, totaled $192.9 million.  Management believes that a significant portion of maturing deposits will remain with the Company.  Investment and mortgage-backed securities totaled $77.6 million at December 31, 2010, of which $9.9 million are scheduled to mature or reprice in one year or less.  The Company anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

Bank Regulatory Capital Requirements

The following table summarizes the Bank’s total stockholder’s equity, FDIC regulatory capital, total FDIC risk-based assets, leverage and risk-based regulatory ratios at December 31, 2010.

(Dollars in Thousands)

Total stockholder’s equity or GAAP capital (Bank)	$47,543
FDIC adjustment for securities available-for-sale	(401)
FDIC adjustment for retirement plans	857
FDIC tier 1 capital	47,999
Plus: FDIC tier 2 capital (1)	3,737
Total FDIC risk-based capital	$51,736

FDIC quarterly average total assets for leverage ratio	$443,291
FDIC net risk-weighted assets	297,598

FDIC leverage capital ratio	10.83%
Minimum requirement (2)	4.00% to 5.00%

FDIC risk-based capital - tier 1	16.13%
Minimum requirement	4.00%

FDIC total risk-based capital (tier 1 & 2)	17.38%
Minimum requirement	8.00%

(1)	Tier 2 capital consists entirely of the allowable portion of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets as detailed under regulations of the FDIC.

(2)
The FDIC has indicated that most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional cushion of 100 to 200 basis points.    As of December 31, 2010, the Bank had not been advised of any additional requirements in this regard.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of December 31, 2010.

	Payments Due by Period
	Less Than	One to	Three to	More Then
	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)

Other Borrowings	$7,384	$—	$—	$—	$7,384
Certificates of deposit	192,888	56,085	3,641	2,070	254,684
Operating lease obligations	410	662	626	743	2,441
Total contractual obligations	$200,682	$56,747	$4,267	$2,813	$264,509

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and letters of credit.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at the dates indicated are as follows:

	At December 31,
	2010	2009
	(Dollars in thousands)

Commitments to extend credit:(1)
Future loan commitments	$8,416	$7,838
Undisbursed construction loans	5,853	10,745
Undisbursed home equity lines of credit	5,128	6,380
Undisbursed commercial lines of credit	11,904	11,759
Overdraft protection lines	249	245
Standby letters of credit	829	1,420
Total Commitments	$32,379	$38,387

(1)
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Asset and Liability Management

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap”, provides an indication of the extent to which a bank’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. Alliance Bank’s one year gap position at December 31, 2010 was a negative 35.7% primarily due to the $192.9 million of certificate accounts which mature during the one year period subsequent to December 31, 2010. In order to minimize the potential for adverse effects of material and prolonged changes in interest rates on Alliance Bank’s results of operations, Alliance Bank’s management has implemented and continues to monitor asset and liability management policies to better match the maturities and repricing terms of Alliance Bank’s interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of: (i) emphasizing investment in adjustable-rate mortgage loans (“ARMs”) and shorter-term (15 years or less) mortgage-backed securities; (ii) originating short-term secured commercial loans with balloon provisions or the rate on the loan tied to the prime rate; (iii) purchasing shorter-term (primarily two to ten years) investment securities of investment grade quality and U.S. Government Agency Bonds with terms of 15 years or less; (iv) selling longer-term (15 years or more) fixed-rate residential mortgage loans in the secondary market; (v) maintaining a high level of liquid assets (including investments and mortgage backed securities available for sale) that can be readily reinvested in higher yielding investments should interest rates rise; (vi) emphasizing the retention of lower-costing savings accounts and other core deposits; (vii) using interest rate floors and prepayment penalties on loan products; and (viii) lengthening liabilities and locking in lower borrowing rates with longer terms whenever possible.

The following table summarizes the anticipated maturities or repricing of Alliance Bank’s interest-earning assets and interest-bearing liabilities as of December 31, 2010 based on the information and assumptions set forth in the footnotes below.

	1 Year or Less	Over 1 Year to 3 Years	Over 3 Years to 5 Years	Over 5 Years to 15 Years	Over 15 Years	Total
	(Dollars in thousands)
Interest-earning assets
Loans receivable(1)	$49,313	$59,562	$68,980	$83,804	$15,788	$277,447
Mortgage-backed securities(2)	2,613	77	2,973	7,902	2,581	16,146
Investment securities(3)	17,895	14,835	2,986	16,205	9,507	61,428
Other interest-earning assets	51,447	—	—	—	—	51,447
Total interest-earning assets	121,268	74,474	74,939	107,911	27,876	404,468
Interest-bearing liabilities
Savings accounts(4)	8,569	8,569	8,569	8,569	8,571	42,847
NOW accounts	50,410	—	—	—	—	50,410
Money market deposit accounts	24,458	—	—	—	—	24,458
Certificate accounts	192,888	56,085	3,641	2,070	—	254,684
Borrowed money	7,384	—	—	—	—	7,384
Total interest-bearing liabilities	283,709	64,654	12,120	10,639	8,571	379,783
Repricing GAP during the period	(162,441)	9,820	62,729	97,272	19,305	26,685
Cumulative GAP	$(162,441)	$(152,621)	$(89,892)	$7,380	$26,685
Ratio of GAP during the period to total assets	(35.7)%	2.2%	13.8%	21.4%	4.3%
Ratio of cumulative GAP to total assets	(35.7)%	(33.6)%	(19.8)%	1.6%	5.9%

(1)
Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are contractually due to mature. Fixed-rate loans are included in the period in which they are contractually due to mature. Balances have been reduced by $13.7 million for nonaccrual loans at December 31, 2010.

(2)	Reflects the repricing of the underlying loans and/or the expected average life of the mortgage-backed security.
(3)	Reflects repricing or contractual maturity with respect to investment securities.
(4)	For savings accounts, which totaled $42.8 million at December 31, 2010, assumes a decay rate of 20% per period.

Management believes that the assumptions utilized to evaluate the vulnerability of Alliance Bank’s operations to changes in interest rates approximate actual experience and considers them reasonable. However, the interest rate sensitivity of Alliance Bank’s assets and liabilities in the above table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based.

Although the actions taken by management of Alliance Bank have reduced the potential effects of changes in interest rates on Alliance Bank’s results of operations, significant increases in interest rates may adversely affect Alliance Bank’s net interest income because the repricing of interest-bearing liabilities relative to interest-earning assets occurs within shorter periods and because Alliance Bank’s adjustable-rate, interest-earning assets generally are not as responsive to changes in interest rates as its interest-bearing liabilities. This is primarily due to terms which generally permit only annual adjustments to loan interest rates and which generally limit the amount which interest rates thereon can adjust at such time and over the life of the related asset.

Net Portfolio Value and Net Interest Income Analysis.  Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value (“NPV”) and net interest income (“NII”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.

The table below sets forth as of December 31, 2010, the estimated changes in our net portfolio value that would result from designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rates changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of December 31, 2010
Change in Interest Rates (Basis Points)(1)	Amount	Dollar Change from Base	Percentage Change from Base
	(Dollars in thousands)

+300	$50,644	$(5,102)	(9.2)%
+200	52,453	(3,293)	(5.9)
+100	54,359	(1,387)	(2.5)
0	55,746	—	—
-100	51,691	(4,055)	(7.3)
-200	47,857	(7,889)	(14.2)

(1)	Assumes an instantaneous uniform change in interest rates. One basis point equals 0.01%.

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2010.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in thousands)

300	$15,107	$176	1.2%
200	15,101	170	1.1
100	15,064	133	0.9
Static	14,931	—	—
(100)	14,940	9	0.1
(200)	14,902	(29)	(0.2)

The above table indicates that as of December 31, 2010, in the event of an immediate and sustained 200 basis point increase in interest rates, our net interest income for the 12 months ending December 31, 2011 would be expected to increase by $170,000 or 1.1% to $15.1 million.

As is the case with the GAP Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV and NII require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the models presented assume that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.

Recent Accounting Pronouncements

ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings” (Update No 2010-20).  The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The Company is currently reviewing the effect this Update will have on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  These new disclosure requirements were adopted by the Company during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.  Management does not believe that the adoption of the remaining portion of this ASU will have a significant impact on the Company’s consolidated financial statements.
In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which updated ASC 310, Receivables. The updated guidance requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses, including a roll-forward schedule of the allowance for credit losses for the period on a portfolio segment basis, as well as additional information about the aging and credit quality of receivables by class of financing receivables as of the end of the period. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the Company as of December 31, 2010. The disclosures that include information for activity that occurs during a reporting period will be effective for the first interim reporting period beginning after December 31, 2010. The Company is continuing to evaluate this guidance. While the guidance will impact the presentation of certain disclosures within our consolidated financial statements, we do not expect that the guidance will have any impact on the Company’s consolidated financial statements.

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.  Unlike most industrial companies, virtually all of the Company’s assets and liabilities are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and
Stockholders of Alliance Bancorp, Inc. of Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Alliance Bancorp, Inc. of Pennsylvania and subsidiaries (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010. Alliance Bancorp, Inc. of Pennsylvania’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bancorp, Inc. of Pennsylvania and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ParenteBeard LLC
Malvern, Pennsylvania
March 14, 2011

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Financial Condition

	December 31,
	2010	2009
Assets

Cash and cash due from depository institutions	$10,443,453	$5,710,340
Interest bearing deposits with depository institutions	51,447,335	69,225,763
Total cash and cash equivalents	61,890,788	74,936,103

Investment securities available for sale	36,783,820	28,889,850
Mortgage-backed securities available for sale	16,145,873	23,355,025
Investment securities held to maturity (fair value - 2010, $24,519,359; 2009, $23,796,424)	24,644,348	23,445,803
Loans receivable - net of allowance for loan losses - 2010, $5,089,617; 2009, $3,537,736	286,056,043	285,007,578
Accrued interest receivable	1,841,225	2,045,466
Premises and equipment - net	2,546,691	2,530,550
Other real estate owned (OREO)	2,675,435	2,968,138
Federal Home Loan Bank (FHLB) stock-at cost	2,316,800	2,438,800
Bank owned life insurance	11,520,986	11,185,302
Deferred tax asset-net	5,184,250	4,546,254
Prepaid FDIC premium assessment	1,590,494	2,034,041
Prepaid expenses and other assets	1,279,056	833,332

Total Assets	$454,475,809	$464,216,243

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$12,195,934	$15,506,305
Interest bearing deposits	372,398,885	359,747,938
Total deposits	384,594,819	375,254,243

FHLB advances	—	32,000,000
Other borrowings	7,383,758	3,089,715
Subscriptions payable	7,908,463	—
Accrued expenses and other liabilities	5,597,676	5,427,662

Total liabilities	405,484,716	415,771,620

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common stock, $.01 par value; shares authorized -15,000,000: shares issued–7,225,000; outstanding-2010, 6,676,476; 2009, 6,729,676	72,250	72,250
Additional paid-in capital	23,999,125	24,015,125
Retained earnings - partially restricted	30,600,478	29,847,311
Unearned shares held by Employee Stock Ownership Plan (ESOP)	(481,789)	(602,229)
Accumulated other comprehensive loss	(456,561)	(582,743)
Treasury stock, at cost: 2010, 548,524 shares; 2009, 495,324 shares	(4,742,410)	(4,305,091)

Total stockholders’ equity	48,991,093	48,444,623

Total Liabilities and Stockholders’ Equity	$454,475,809	$464,216,243

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2010	2009

Interest and Dividend Income
Loans, including fees	$16,878,026	$17,023,648
Mortgage-backed securities	822,286	1,229,896
Investment securities:
Taxable	816,844	1,467,183
Tax – exempt	1,045,654	1,170,945
Balances due from depository institutions	233,965	199,192
Total interest and dividend income	19,796,775	21,090,864

Interest Expense
Deposits	5,566,811	7,256,713
FHLB advances and other borrowings	867,318	2,252,592
Total interest expense	6,434,129	9,509,305

Net Interest Income	13,362,646	11,581,559
Provision for Loan Losses	2,120,000	528,215
Net Interest Income After Provision for Loan Losses	11,242,646	11,053,344

Other Income
Service charges on deposit accounts	283,770	292,720
Management fees	336,000	360,000
Other fee income	178,079	170,110
Loss on sale of OREO, net	(49,875)	(14,877)
Increase in cash surrender value of bank owned life insurance	335,684	355,243
Other	635	795
Total other income	1,084,293	1,163,991

Other Expenses
Salaries and employee benefits	6,014,931	5,929,342
Occupancy and equipment	1,914,041	1,800,582
FDIC deposit insurance premiums	637,841	756,151
Advertising and marketing	306,823	307,860
Professional fees	745,260	501,236
Loan and OREO expense	206,239	116,121
Directors fees	278,000	254,800
Provision for loss on OREO	157,303	106,753
Other noninterest expense	1,114,115	1,126,793
Total other expenses	11,374,553	10,899,638

Income Before Income Tax Benefit	952,386	1,317,697

Income Tax Benefit	(128,000)	(41,000)

Net Income	$1,080,386	$1,358,697

Basic Earnings per Share	$0.16	$0.20

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2010 and 2009

	Common Stock	Additional Paid-in Capital	Treasury Stock	Partially Restricted Retained Earnings	Unearned shares held by ESOP	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income

Balance, January 1, 2009	$72,250	$24,029,125	$(2,385,979)	$28,836,350	$(722,664)	$(930,044)	$48,899,038

ESOP shares committed to be released		(14,000)			120,435		106,435
Net income				1,358,697			1,358,697	$1,358,697
Dividends declared ($0.12 per share)				(347,736)			(347,736)
Acquisition of treasury stock (228,000 shares)			(1,919,112)				(1,919,112)
Change in liability for retirement plans, net of tax						453,667	453,667	453,667
Change in net unrealized gain on securities available for sale-net of tax						(106,366)	(106,366)	(106,366)

Balance, December 31, 2009	$72,250	$24,015,125	$(4,305,091)	$29,847,311	$(602,229)	$(582,743)	$48,444,623	$1,705,998

ESOP shares committed to be released		(16,000)			120,440		104,440
Net income				1,080,386			1,080,386	$1,080,386
Dividends declared ($0.12 per share)				(327,219)			(327,219)
Acquisition of treasury stock (53,200 shares)			(437,319)				(437,319)
Change in liability for retirement plans, net of tax						244,137	244,137	244,137
Change in net unrealized gain on securities available for sale-net of tax						(117,955)	(117,955)	(117,955)

Balance, December 31, 2010	$72,250	$23,999,125	$(4,742,410)	$30,600,478	$(481,789)	$(456,561)	$48,991,093	$1,206,568

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2010	2009
Operating Activities
Net income	$1,080,386	$1,358,697
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Provision for:
Loan losses	2,120,000	528,215
Depreciation and amortization	508,484	511,861
OREO	157,303	106,753
ESOP shares committed to be released	104,440	106,435
Loss on sale of OREO	49,875	14,877
Deferred tax benefit	(703,000)	(397,000)
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	539,922	(196,379)
Prepaid expenses and other assets	(2,177)	(1,882,120)
Increase in cash surrender value of bank owned life insurance	(335,684)	(355,243)
Accrued interest receivable	204,241	(17,387)
Net cash provided by (used in) operating activities	3,723,790	(221,291)

Investing Activities
Purchase of investment securities-available for sale	(45,000,000)	(31,000,000)
Purchase of investment securities-held to maturity	(3,140,000)	(4,085,000)
Loans originated and acquired	(50,177,259)	(65,627,266)
Proceeds from maturities and calls of investment securities	38,945,432	44,347,929
Proceeds from loans sold	—	500,000
Redemption of FHLB stock	122,000	—
Principal repayments of:
Loans	46,339,794	54,264,173
Mortgage-backed securities	7,132,484	8,875,977
Purchase of premises and equipment	(524,625)	(278,058)
Investment in OREO	(192,583)	(33,734)
Proceeds from sale of OREO	947,108	707,819
Net cash (used in) provided by investing activities	(5,547,649)	7,671,840

Financing Activities
Dividends paid	(327,219)	(347,736)
Increase in deposits	9,340,576	46,622,021
Subscriptions payable	7,908,463	—
Purchase of treasury stock	(437,319)	(1,919,112)
Increase (decrease) in other borrowings	4,294,043	(177,275)
Repayments of FHLB advances	(32,000,000)	(5,000,000)
Net cash (used in) provided by financing activities	(11,221,456)	39,177,898

(Decrease) increase in Cash and Cash Equivalents	(13,045,315)	46,628,447
Cash and Cash Equivalents, Beginning of Year	74,936,103	28,307,656
Cash and Cash Equivalents, End of Year	$61,890,788	$74,936,103

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$6,606,129	$9,537,066
Income taxes	$450,000	$300,000

Supplemental Disclosure of Noncash Investing Activity-
Other real estate acquired in settlement of loans	$669,000	$3,763,854

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Notes to Consolidated Financial Statements

1.    Organizational Structure and Nature of Operations

On January 30, 2007, Alliance Bank (the “Bank”) completed its reorganization to a mid-tier holding company structure and the sale by the mid-tier company, Alliance Bancorp, Inc. of Pennsylvania (“Alliance Bancorp” or the “Company”) of shares of its common stock.  In the reorganization and offering, the Company sold 1,807,339 shares of common stock at a purchase price of $10.00 per share and issued 5,417,661 shares of common stock in exchange for former outstanding shares of the Bank.  Each share of the Bank’s common stock was converted into 2.09945 shares of the Company’s common stock.  The offering resulted in approximately $16.5 million in net proceeds to the Company.

As a result of the reorganization and offering, Alliance Mutual Holding Company (the “Mutual Holding Company”) owned 55% of the outstanding common stock of Alliance Bancorp and minority public stockholders owned the remaining 45% of the outstanding common stock of Alliance Bancorp.  Due to purchases of treasury stock, at December 31, 2010, the Mutual Holding Company owned 59.5% of the outstanding common stock of Alliance Bancorp and the minority public shareholders owned the remaining 40.5%.  The Mutual Holding Company is a federally chartered mutual holding company.  The Mutual Holding Company and the Company are subject to regulation and supervision of the Office of Thrift Supervision.

On January 18, 2011, Alliance Bancorp completed the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure pursuant to a Plan of Conversion and Reorganization.  Upon completion of the conversion and reorganization, Alliance Bancorp, Inc. of Pennsylvania, a new Pennsylvania company, became the holding company for the Bank and owns all of the issued and outstanding shares of the Bank’s common stock.  In connection with the conversion and reorganization, 3,258,425 shares of common stock, par value $0.01 per share, of the new Alliance Bancorp, Inc. of Pennsylvania were sold in subscription, community and syndicated community offerings to certain depositors of the Bank and other investors for $10 per share, or $32.6 million in the aggregate, and 2,216,235 shares of common stock were issued in exchange for the outstanding shares of common stock of the former federally chartered mid-tier holding company for the Bank, which also was known as Alliance Bancorp, Inc. of Pennsylvania,  held by the “public” shareholders of the mid-tier holding company (all shareholders except the Mutual Holding Company).  Each share of common stock of the mid-tier holding company was converted into the right to receive 0.8200 shares of common stock of the new Alliance Bancorp in the conversion and reorganization.  As a result of the stock offering and reorganization, the Company had $7.9 million of subscriptions payable at December 31, 2010.    The total shares outstanding after the stock offering and the exchange were approximately 5,474,710 shares.

The Bank is a community oriented savings bank headquartered in Broomall, Pennsylvania.  The Bank operates a total of nine banking offices located in Delaware and Chester Counties, which are suburbs of Philadelphia.  The Bank is primarily engaged in attracting deposits from the general public through its branch offices and using such deposits primarily to (i) originate and purchase loans secured by first liens on single-family (one-to-four units) residential and commercial real estate properties and (ii) invest in securities issued by the U.S. Government and agencies thereof, municipal and corporate debt securities and certain mutual funds.  The Bank derives its income principally from interest earned on loans, mortgage-backed securities and investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services.  The Bank's primary expenses are interest expense on deposits and borrowings and general operating expenses.

The Bank is subject to regulation by the Pennsylvania Department of Banking (the "Department"), as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures the Bank's deposits up to applicable limits. The Company and the Holding Company are supervised by the Office of Thrift Supervision.

The Company has evaluated events and transactions occurring subsequent to December 31, 2010, for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation - The consolidated financial statements of the Company include the accounts of the Bank, Alliance Delaware Corporation, which holds and manages certain investment and mortgage-backed securities, and Alliance Financial and Investment Services LLC, which participates in commission fees from non-insured alternative investment products. All are wholly owned subsidiaries of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities.  It also requires the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the potential impairment of FHLB stock, the valuation of deferred tax assets, liability and expense of employee benefit obligations, and evaluation of investment securities for other than temporary impairment.

Segment Information – The Company has no reportable segments.  All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others.  For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk.

The Company operates only in the U.S. domestic market, primarily in Pennsylvania’s Delaware and Chester Counties.  For the years ended December 31, 2010 and 2009, there was no one customer that accounted for more than 10% of the Company’s revenue.

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with depository institutions.  As of December 31, 2010 and 2009, the Bank’s minimum reserve balance with the Federal Reserve Bank was approximately $598,000 million and $2.0 million, respectively.

Investment and Mortgage-Backed Securities - The Company classifies and accounts for debt and equity securities as follows:

•
Securities Held to Maturity - Securities held to maturity are stated at cost, adjusted for unamortized purchase premiums and discounts, based on the positive intent and the ability to hold these securities to maturity considering all reasonably foreseeable conditions and events.

•
Securities Available for Sale - Securities available for sale, carried at fair value, are those securities management might sell in response to changes in market interest rates, increases in loan demand, changes in liquidity needs and other conditions.  Unrealized gains and losses, net of tax, are reported as a net amount in other comprehensive income (loss) until realized.

Purchase premiums and discounts are amortized to income over the life of the related security using the interest method.  The adjusted cost of a specific security sold is the basis for determining the gain or loss on the sale.

The following table shows the fair value and unrealized losses on investments, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Securities Available for Sale
U.S. Government obligations	$20,669	$301	$—	$—	$20,669	$301
Mortgage-backed securities	—	—	133	16	133	16

Total securities available for sale	$20,669	$301	$133	$16	$20,802	$317

Securities Held to Maturity
Municipal obligations	$9,434	$366	$422	$6	$9,856	$372

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Securities Available for Sale
U.S. Government obligations	$19,784	$215	$—	$—	$19,784	$215
Mortgage-backed securities	—	—	669	15	699	15

Total securities available for sale	$19,784	$215	$699	$15	$20,483	$230

Securities Held to Maturity	$2,060	$20	$3,904	$141	$5,964	$161

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not the Company intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery in fair value.  Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings.  The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss).

As of December 31, 2010, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. As of December 31, 2010, there were 16 U.S. government obligations, 3 mortgage-backed securities, and 12 municipal obligations, which were in an unrealized loss position.  Of the securities in an unrealized loss position at December 31, 2010, there were no U.S. government obligations, 3 mortgage-backed securities, and 1 municipal obligations, which were in an unrealized loss position for twelve months or longer.   The Company does not intend to sell and it is not more than likely than not that the Company will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of December 31, 2010 represents an other-than-temporary impairment.

Federal Home Loan Bank Stock- Federal Home Loan Bank (“FHLB”) Stock, which represents the required investment in the common stock of a correspondent bank, is carried at cost. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Management evaluates its FHLB stock for impairment.  Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of its cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this decline has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge was necessary related to the FHLB stock in 2010 or 2009.

Loans Receivable-Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan.  Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.  The loans receivable portfolio consists of single family real estate loans, multi family real estate loans, commercial real estate loans, land and construction real estate loans, commercial business loans, and consumer loans.

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, when a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2010:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$1,772	$582	$2,382	$4,736	$110,249	$114,985	$2,308
Multi-family	—	—	—	—	6,293	6,293	—
Commercial	2,134	1,115	2,128	5,377	126,132	131,509	—
Land and construction	—	—	1,720	1,720	22,037	23,757	—
Commercial business	—	—	74	74	7,748	7,822	—
Consumer	251	105	284	640	6,512	7,152	284
Total	$4,157	$1,802	$6,588	$12,547	$278,971	$291,518	$2,592

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2010:

2010
(Dollars in thousands)

Real estate:
Single-family	$74
Multi-family	—
Commercial	2,128
Land and construction	11,423
Commercial business	74
Consumer	—
Total non-accruing loans	$13,699

Allowance for Loan Losses-The allowance for loan losses is increased by charges to income and decreased by chargeoffs (net of recoveries).  Allowances are provided for specific loans when losses are probable and can be estimated.  When this occurs, management considers the remaining principal balance, fair value and estimated net realizable value of the property collateralizing the loan.  Current and future operating and/or sales conditions are also considered.  These estimates are susceptible to changes that could result in material adjustments to results of operations.  Recovery of the carrying value of such loans is dependent to a great extent on economic, operating and other conditions that may be beyond management’s control.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.
2.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.
3.	Nature and volume of the portfolio and terms of loans.
4.	Experience, ability, and depth of lending management and staff.
5.	Volume and severity of past due, classified and nonaccrual loans as well as and other loan modifications.
6.	Quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors.
7.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.
8.	Effect of external factors, such as competition and legal and regulatory requirements.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

Single family real estate loans involve certain risks such as interest rate risk and risk of non repayment.  Adjustable-rate single family real estate loans decreases the interest rate risk to the Company that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default.  At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.  Repayment risk can be affected by job loss, divorce, illness and personal bankruptcy or the borrower.

Multi-family and commercial real estate lending entails significant risks.  Such loans typically involve large loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans is typically dependent on the successful operation of the real estate project.  The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family and commercial real estate as well as economic conditions generally.

Construction lending is generally considered to involve a high risk due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders.  Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project.  The nature of these loans is such that they are generally difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not necessarily pre-sold and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residences.

Commercial business lending is generally considered higher risk due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on the business.  Commercial business loans are primarily secured by inventories and other business.  In most cases, any repossessed collateral for a defaulted commercial business loans will not provide an adequate source of repayment of the outstanding loan balance.

Consumer loans generally have shorter terms and higher interest rates than other lending but generally involve more credit risk because of the type and nature of the collateral and, in certain cases, the absence of collateral.  In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy.  In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans.  Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans criticized special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.   Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loans not classified are rated pass.

The following table presents the allowance for loan losses and recorded investment in loans receivable by classes of the loans for individually and collectively evaluation for impairment as of December 31, 2010:

(Dollars in thousands)	Single Family Real Estate	Multi Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Commercial Business	Total
Allowance for loan losses:
Ending balance	$411	$247	$2,072	$2,151	$19	$190	$5,090
Ending balance:
individually evaluated for impairment	$—	$—	$26	$1,751	$—	$—	$1,777
Ending balance:
collectively evaluated for impairment	$411	$247	$2,046	$400	$19	$190	$3,313
Ending balance:
loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans receivable:
Ending balance	$114,985	$6,293	$131,509	$23,757	$7,152	$7,822	$291,518
Ending balance:
individually evaluated for impairment	$—	$—	$2,128	$11,423	$—	$74	$13,625
Ending balance:
collectively evaluated for impairment	$114,985	$6,293	$129,381	$12,334	$7,152	$7,748	$277,893
Ending balance:
loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)

Real estate:
Single-family	$112,603	$—	$2,382	$—	$114,985
Multi-family	3,397	2,896	—	—	6,293
Commercial	126,066	3,315	2,128	—	131,509
Land and construction	10,677	1,657	11,423	—	23,757
Commercial business	7,698	50	74	—	7,822
Consumer	7,152	—	—	—	7,152
Total	$267,593	$7,918	$16,007	$—	$291,518

Loan Impairment-A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and commercial construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual residential mortgage loans, home equity loans and other consumer loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.   Loans classified as troubled debt restructurings are designated as impaired.

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2010:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$1,924	$1,924	$—	$1,264	$45
Land and construction	$—	$—	$—	$—	$—
Commercial business	$74	$74	$—	$74	$—

With an allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$204	$204	$26	$204	$2
Land and construction	$11,423	$12,010	$1,751	$9,433	$378
Commercial business	$—	$—	$—	$—	$—

Total:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$2,128	$2,128	$26	$1,468	$47
Land and construction	$11,423	$12,010	$1,751	$9,433	$378
Commercial business	$74	$74	$—	$74	$—

In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Accrued Interest Receivable - Interest on loans is recognized as earned.  Accrual of loan interest is discontinued and a reserve established on existing accruals if management believes that after considering collateral value, economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful.

Purchase Discounts and Premiums – Purchase discounts and premiums on loans and investment and mortgage-backed securities purchased are amortized over the expected average life of the loans and securities using the interest method.

Other Real Estate Owned - Other real estate acquired through, or in lieu of, foreclosure is initially recorded at fair value less cost to sell at the date of acquisition, establishing a new cost basis through a charge to the allowance for loan losses, if necessary.  Revenues and expenses from operations are included in other income and other expense.  Additions to the valuation allowance are included in other expense.  Subsequent to foreclosure, valuations are periodically performed by management and an allowance for losses is established, if necessary, by a charge to operations if the carrying value of a property exceeds its estimated fair value less estimated costs to sell.

Bank-Owned Life Insurance - The Bank is the beneficiary of insurance policies on the lives of certain officers of the Bank. The Bank has recognized the amount that could be realized under the insurance policies as an asset in the consolidated statements of financial condition.

Premises and Equipment – Land is carried at cost. Premises and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the expected useful lives of the related assets which range from two to 40 years.  Amortization of leasehold improvements is computed using the straight-line method over the shorter of the useful lives of the improvements or the remaining lease term.  The costs of maintenance and repairs are expensed as they are incurred, and renewals and betterment’s are capitalized.

Income Taxes - The Company accounts for income taxes in accordance with the guidance set forth in FASB ASC Topic 740, Income Taxes.  The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Bank accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.  The Company’s federal income and state tax returns for taxable years through December 31, 2006 have been closed for purposes of examination by the Internal Revenue Service and Pennsylvania Department of Revenue.

The Bank has also entered into a tax sharing agreement (under the Internal Revenue Section 1552) with the Company and Alliance Delaware Corporation.  The agreement provides that the tax liability shall be apportioned among the members of the group in accordance with the ratio which that portion of the consolidated taxable income attributed to each member of the group having taxable income bears to the consolidated taxable income.  The Bank had $-0- due to the Bank at December 31, 2010 and 2009.

Transfers of Financial Assets- Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Employee Benefit Plans- The Company’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Company may elect to match employee contributions, as a profit sharing payment, up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors. The Company’s profit sharing contribution related to the plan resulted in expenses of $100,000 and $110,000 for 2010, and 2009, respectively.

The Company also maintains a Supplemental Executive Plan and a Retirement Income Plan (the “Plans”). The accrued amount for the Plans included in other liabilities was $3.7 million and $3.5 million at December 31, 2010 and 2009, respectively. The expense associated with the Plans for the years ended December 31, 2010, and 2009 was $299,000, and $290,000, respectively.

Advertising Costs- The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising costs were $306,000 and $308,000 for the years ended December 31, 2010 and December 31, 2009, respectively.

Earnings per Share - There are no convertible securities which would affect the net income (numerator) in calculating earnings per share.  Basic earnings per share data are based on the weighted-average number of shares outstanding during each period.  At the present time, the Company’s capital structure has no potential dilutive securities.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic earnings per share computation.

	For the Years
	Ended December 31,
	2010	2009

Net Income	$1,080,386	$1,358,697

Weighted average shares outstanding	6,695,326	6,854,361
Average unearned ESOP shares	(54,201)	(65,980)
Weighted average shares outstanding – basic	6,641,125	6,788,381

Basic earnings per share	$0.16	$0.20

Comprehensive Income – The Company is required to present, as a component of comprehensive income, the amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders’ equity.

The components of accumulated other comprehensive loss are as follows:

	December 31,	December 31,
	2010	2009

Net unrealized gain on securities	$401,115	$519,070
Net unrealized loss on retirement plans	(857,676)	(1,101,813)
Total accumulated other comprehensive loss	$(456,561)	$(582,743)

Dividend Restriction-The Holding Company held 3,973,750 shares, or 59.5%, of the Company's outstanding common stock, and the minority public shareholders held 40.5% of outstanding stock at December 31, 2010. The Holding Company has filed a notice with the Office of Thrift Supervision ("OTS") to waive its right to receive cash dividends. The Company paid a fourth quarter cash dividend on November 19, 2010 to all minority public shareholders.

The Holding Company has waived receipt of past dividends paid by the Company. The dividends waived are considered as a restriction on the retained earnings of the Company. As of December 31, 2010 and December 31, 2009, the aggregate retained earnings restricted for cash dividends waived were $2,662,413 and $2,185,563, respectively.

Recent Accounting Pronouncements –

ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings” (Update No 2010-20).  The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The Company is currently reviewing the effect this Update will have on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  These new disclosure requirements were adopted by the Company during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.  Management does not believe that the adoption of the remaining portion of this ASU will have a significant impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which updated ASC 310, Receivables. The updated guidance requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses, including a roll-forward schedule of the allowance for credit losses for the period on a portfolio segment basis, as well as additional information about the aging and credit quality of receivables by class of financing receivables as of the end of the period. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the Company as of December 31, 2010. The disclosures that include information for activity that occurs during a reporting period will be effective for the first interim reporting period beginning after December 31, 2010. The Company is continuing to evaluate this guidance. While the guidance will impact the presentation of certain disclosures within our consolidated financial statements, we do not expect that the guidance will have any impact on the Company’s consolidated financial statements.

3.      Investment Securities Available for Sale and Held to Maturity

The amortized cost, gross unrealized gains and losses, and the fair values of investment securities available for sale and held to maturity are shown below.  Where applicable, the maturity distribution and the fair value of investment securities, by contractual maturity, are shown.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 year through 5 years	$10,000,000	$1,090	(52,740)	$9,948,350
Due after 5 years through 10 years	1,996,344	70,446	(15,130)	2,051,660

Total	$11,996,344	$71,536	$(67,870)	$12,000,010

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 1 year through 5 years	$3,000,000	$1,780	(2,400)	$2,999,380
Due after 5 years through 10 years	2,994,500	18,590	—	3,013,090
Due after 10 years	5,000,000	—	(95,410)	4,904,590

Total	$10,994,500	$20,370	$(97,810)	$10,917,060

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$6,000,000	$1,850	$(22,920)	$5,978,930
Due after 5 years through 10 years	6,000,000	—	(108,000)	5,892,000

Total	$12,000,000	$1,850	$(130,920)	$11,870,930

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Federal Farm Credit:
Due after 1 years through 5 years	$2,000,000	$—	$(4,180)	$1,995,820
Total	$2,000,000	$—	$(4,180)	$1,995,820

	December 31, 2010
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due after 5 years through 10 years	$5,155,601	$145,429	—	$5,301,030
Due after 10 years	19,488,747	101,811	$(372,229)	19,218,329

Total	$24,644,348	$247,239	$(372,229)	$24,519,359

	December 31, 2009
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due 1 year or less	$1,000,000	$4,690	$—	$1,004,690
Due after 5 years through 10 years	4,995,699	100,251	(16,870)	5,079,080

Total	$5,995,699	$104,941	$(16,870)	$6,083,770

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 1 year through 5 years	$1,000,000	$—	(15,310)	$984,690
Due after 10 years	1,000,000	—	(5,000)	995,000
Total	$2,000,000	$—	$(20,310)	$1,979,690

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 5 years through 10 years	$6,000,000	$2,190	$(41,250)	$5,960,940
Due after 10 years	14,999,122	2,820	(136,492)	14,865,450

Total	$20,999,122	$5,010	$(177,742)	$20,826,390

	December 31, 2009
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due after 5 years through 10 years	$4,315,560	$169,914	—	$4,485,474
Due after 10 years	19,130,243	341,992	$(161,285)	19,310,950

Total	$23,445,803	$511,906	$(161,285)	$23,796,424

Included in obligations of U.S. Government agencies at December 31, 2010 and December 31, 2009, were $30.7 million and $19.8 million, respectively, of structured notes.   These structured notes were comprised of step-up bonds that provide the U.S. Government agencies with the right, but not the obligation, to call the bonds on certain dates.

During the years ended December 31, 2010 and December 31, 2009, there were no investment securities sold by the Company.  Investment securities with an aggregate carrying value of $3.1 million and $12.0 million were pledged as collateral for certain deposits at December 31, 2010 and 2009, respectively.

4.      Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$1,666,936	$81,066	—	$1,748,002
FHLMC pass-through certificates	5,464,352	348,980	—	5,813,332
FNMA pass-through certificates	8,199,812	400,514	$(15,787)	8,584,539

Total	$15,331,100	$830,560	$(15,787)	$16,145,873

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$2,141,689	$79,369	—	$2,221,058
FHLMC pass-through certificates	8,379,078	418,743	—	8,797,821
FNMA pass-through certificates	11,942,817	408,396	$(15,067)	12,336,146

Total	$22,463,584	$906,508	$(15,067)	$23,355,025

At December 31, 2010 and 2009, the Company had $8.1 million and $11.8 million, respectively, in mortgage-backed securities pledged for various obligations of the Company.  There were no sales of mortgage-backed securities in 2010 or 2009.

5.      Loans Receivable - Net

Loans receivable consist of the following:

	December 31,
	2010	2009
Real estate loans:
Single-family	$114,984,228	$114,953,350
Multi-family	6,292,863	1,231,148
Commercial	131,509,209	131,873,637
Land and construction	23,757,105	24,580,893
Commercial business	7,822,141	8,457,702
Consumer and other loans	7,152,080	7,613,968
Total loans receivable	291,517,626	288,710,698
Less:
Deferred fees	(371,966)	(165,384)
Allowance for loan losses	(5,089,617)	(3,537,736)
Loans receivable - net	$286,056,043	$285,007,578

The Company originates loans to customers located primarily in Southeastern Pennsylvania. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

Following is a summary of changes in the allowance for loan losses:

	Year Ended
	December 31,

	2010	2009

Balance, beginning of year	$3,537,736	$3,169,118
Provision charged to operations	2,120,000	528,215
Charge-offs	(598,788)	(160,661)
Recoveries	30,669	1,064

Balance, end of year	$5,089,617	$3,537,736

Non-performing loans amounted to $16.3 million and $7.8 million at December 31, 2010 and 2009, respectively.  Interest income that would have been recorded during 2010 and 2009, if the Company’s nonperforming loans at the end of the year had been performing in accordance with their terms was $567,000 and $335,000, respectively.  The amount of interest income that was actually recorded during 2010 and 2009 with respect to such nonperforming loans amounted to approximately $163,000 and $136,000, respectively.  Loans 90 days past due and still accruing were $2.6 million and $1.4 million at December 31, 2010 and December 31, 2009, respectively.  Non-accrual loans were $13.7 million and $6.4 million at December 31, 2010 and December 31, 2009, respectively.  OREO was $2.7 million and $3.0 at December 31, 2010 and December 31, 2009, respectively.

At December 31, 2010 and 2009, 100% of impaired loan balances were measured for impairment based on the fair value of the loans’ collateral.

	December 31,
	2010	2009

Impaired loans without a valuation allowance	$1,997,476	$1,543,035

Impaired loans with a valuation allowance	$11,627,099	$4,435,158

Total impaired loans	$13,624,575	$5,978,193

Valuation allowance related to impaired loans	$1,777,475	$107,903

	Year Ended
	December 31,
	2010	2009

Average impaired loans	$10,974,907	$4,687,791
Interest income recognized on impaired loans	429,405	18,798
Interest income recognized on a cash basis on impaired loans	429,405	18,798

From time to time the Company will grant loans to directors and executive officers of the Bank and Company.  These loans are made under the same terms and underwriting standards as any other customer.  There were outstanding balances of $1.1 million and $6.9 million of these loans at December 31, 2010 and December 31, 2009, respectively.  During 2010, there were $434,000 loans and lines of credit issued to directors and executive officers, $247,000 in principal repayments, $97,000 of draws on existing lines of credit, and due to the resignation of a director in the second quarter of 2010, $6.1 million that was classified as an insider loan at December 31, 2009 was no longer classified as such at December 31, 2010. At December 31, 2010 there was $251,000 in unused lines of credit to directors and executive officers.

6.      Premises and Equipment

Premises and equipment are summarized by major classifications as follows:

	Estimated Useful	December 31,
	Life in Years	2010	2009

Land and buildings	Indefinite/40	$4,512,173	$4,320,486
Furniture and fixtures	2-7	5,734,693	5,507,255

Total		10,246,866	9,827,741
Accumulated depreciation		(7,700,175)	(7,297,191)

Net		$2,546,691	$2,530,550

Depreciation and amortization expense for the years ended December 31, 2010 and 2009 amounted to approximately $508,000 and $512,000, respectively.

7.      Deposits

Deposits consist of the following major classifications:

	December 31,
	2010		2009
	Amount	Percent	Amount	Percent

Money market deposit accounts	$24,458,008	6.4%	$18,663,769	5.0%
Passbook and statement savings accounts	42,846,575	11.1	40,891,707	10.9
Certificates of less than $100,000	190,429,881	49.5	194,567,026	51.8
Certificates of $100,000 or more	64,254,329	16.7	57,016,155	15.2
NOW accounts	50,410,092	13.1	48,609,281	13.0
Non-interest bearing accounts	12,195,934	3.2	15,506,305	4.1

Total	$384,594,819	100.0%	$375,254,243	100.0%

The weighted average cost of interest bearing deposits was 1.51% and 2.17% at December 31, 2010, and 2009, respectively.  Included in non-interest bearing deposits are the deposits of Alliance Mutual Holding Company, a related party, of $3,804,000 and $3,627,000 at December 31, 2010 and 2009, respectively.

A summary of certificates by scheduled maturity was as follows:

	December 31, 2010
	Amount	Percent

2011	$192,888,129	75.7%
2012	43,313,353	17.0%
2013	12,771,262	5.1%
2014	1,772,316	0.7%
2015	1,868,915	0.7%
Thereafter	2,070,235	0.8%
Total	$254,684,210	100.0%

A summary of interest expense on deposits was as follows:

	Year Ended December 31,
	2010	2009

Money market deposit accounts	$163,749	$133,897
Other savings deposits	209,944	200,760
Certificates of less than $100,000	3,894,996	5,403,356
Certificates of $100,000 or more	1,058,229	1,282,717
NOW accounts	239,893	235,983
Total	$5,566,811	$7,256,713

8.      Borrowings

At December 31, 2010 and 2009, the Company had other borrowings of $7.4 million and $3.1 million, respectively.  Other borrowings consists primarily of customer non-FDIC insured sweep investments and to a lesser extent customer treasury tax and loan deposits.

FHLB Advances were summarized as follows:

		Interest	December 31,
	Due	Rate	2010	2009

FHLB convertible advance	02/03/10	6.05	$—	$6,000,000
FHLB convertible advance	05/17/10	6.44	—	11,000,000
FHLB convertible advance	06/28/10	6.44	—	10,000,000
FHLB convertible advance	09/22/10	6.10	—	5,000,000
Total			$—	$32,000,000

The FHLB offers an alternative to regular repurchase agreements.  The term is variable from overnight to one year and utilizes mortgage loans as collateral in lieu of liquidity items such as government securities for collateral.  The Company’s unused credit line with the FHLB amounted to approximately $20.0 million at both December 31, 2010 and 2009, respectively.  In addition to the $20.0 million credit line with the FHLB, the Company has the ability to borrow an additional $108.4 million at December 31, 2010. The weighted average rate on FHLB advances was -0-% and 6.31% at December 31, 2010 and 2009, respectively.  The advances are collateralized by FHLB stock owned by the Company in addition to a blanket pledge of eligible assets in an amount required to be maintained so that the estimated fair value of such eligible assets exceeds, at all times, 110% of the outstanding advances.

9.      Income Taxes

The Company uses the experience method in computing reserves for bad debts. The bad debt deduction allowable under this method is available to small banks with assets less than $500 million. Generally, this method allows the Company to deduct an annual addition to the reserve for bad debts equal to the increase in the balance of the Company’s reserve for bad debts at the end of the year to an amount equal to the percentage of total loans at the end of the year, computed using the ratio of the previous six years’ net chargeoffs divided by the sum of the previous six years’ total outstanding loans at year end.

Retained earnings at both December 31, 2010 and 2009 included approximately $7.1 million, representing bad debt deductions, for which no deferred income taxes have been provided.

The Company has no liability recorded related to unrecognized tax positions.  No expense has been recorded or accrued for interest or penalties.

The Company files income tax returns in the U.S. Federal jurisdiction and in Pennsylvania. With limited exception, the Company is no longer subject to U.S. Federal and Pennsylvania examinations by tax authorities before 2006.

The tax effect of temporary differences that give rise to significant portions of the deferred tax accounts, calculated at 34%, is as follows:

	December 31,
	2010	2009
Deferred tax assets:
Depreciation and amortization	$179,520	$121,380
Allowance for loan losses	1,730,260	1,202,580
Additional minimum liability for retirement plans	441,833	567,601
Securities impairment	143,286	317,900
Supplemental retirement benefits	1,249,500	1,201,900
Capital loss carryforward	502,374	327,760
Alternative minimum tax	1,241,000	1,347,000
State tax loss carryfowards	302,706	336,776
Other	372,312	197,752
Total deferred tax assets	6,162,791	5,620,649

Valuation allowance	(302,706)	(336,776)

Deferred tax liabilities:
Deferred loan fees	(85,340)	(94,860)
Pension Plan	(383,860)	(375,360)
Net unrealized gain on securities available for sale	(206,635)	(267,399)
Total deferred tax liabilities	(675,835)	(737,619)

Net deferred tax asset	$5,184,250	$4,546,254

As of December 31, 2010, the Company had approximately $2.6 million of State NOL carryforwards expiring through 2013.  The Company has recorded a full valuation allowance for these carryforwards as projected State income at the Company is not anticipated to be sufficient to realize these benefits.

The consolidated benefit for income taxes consisted of the following for the years ended December 31:

	2010	2009

Current, federal	$575,000	$356,000
Deferred, federal	(703,000)	(397,000)

Total	$(128,000)	$(41,000)

The Company’s federal income tax benefit differs from that computed at the statutory tax rate as follows:

	Year Ended December 31,

	2010		2009
		Percentage		Percentage
		of Pretax		of Pretax
	Amount	Income	Amount	Income

Expense at statutory rate	$323,811	34.0%	$448,017	34.0%
Adjustments resulting from:
Tax-exempt income	(355,522)	(37.3)	(398,121)	(30.2)
Increase in cash surrender value of life insurance	(114,133)	(12.0)	(120,783)	(9.2)
Other	17,844	1.9	29,887	2.3
Income tax benefit per consolidated statements of income	$(128,000)	(13.4)%	$(41,000)	(3.1)%

10.      Commitments and Contingencies

The Company had approximately $8.4 million and $7.8 million in outstanding loan commitments, excluding unused lines of credit and the undisbursed portion of loans in process, at December 31, 2010 and 2009, respectively, which were expected to fund within the next three months.  Unused commitments under unused lines of credit amounted to $24.0 million and $30.5 million at December 31, 2010 and December 31, 2009, respectively.  In addition, the Company had $829,000 and $1.4 million in standby letters of credit at December 31, 2010 and 2009, respectively, which were secured by cash, marketable securities and real estate.  All commitments are issued using the Company’s current loan policies and underwriting guidelines and the breakdown between fixed-rate and adjustable-rate loans is as follows:

	December 31,
	2010	2009

Fixed-rate (ranging from 3.88% to 7.00%)	$4,683,000	$7,455,322
Adjustable-rate	3,732,500	382,250

Total	$8,415,500	$7,837,572

Depending on cash flow, interest rate risk, risk management and other considerations, longer term fixed-rate residential loans are sold in the secondary market.  There were no outstanding commitments to sell loans at December 31, 2010.

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. One such matter involves a number of related issues arising from a lending relationship with a certain borrower.  In March 2004, the borrower filed a Complaint alleging that a certain deed in lieu of foreclosure held in escrow had been wrongfully recorded.  In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company consolidated financial statements.  However, there can be no assurance that any of the outstanding legal proceedings and litigation to which the Company is a party will not be decided adversely to the Company’s interests and have a material adverse effect on the consolidated financial statements.

Expenses related to rent for office buildings for 2010 and 2009 were $421,000 and $438,000, respectively.  The Company maintains offices at nine locations, including seven bank offices which it rents under leases expiring over the next 13 years.  The following is a summary of future minimum rental payments required under all operating leases as of December 31, 2010:

Year Ending December 31,

2011	$409,850
2012	345,125
2013	317,624
2014	318,370
2015	307,870
Thereafter	743,661
Total minimum rental payments	$2,442,500

11.      Retirement Plans

The Company has a defined benefit pension plan, a profit-sharing plan and a defined contribution plan under Section 401(k) of the Internal Revenue Code, all of which cover all full-time employees meeting certain eligibility requirements.  The plans may be terminated at any time at the discretion of the Company’s Board of Directors.

Pension expense was $275,495 and $388,265, in 2010 and 2009, respectively.  The contribution for the profit-sharing plan was $100,000 and $110,000 in 2010 and 2009, respectively.

The net pension costs for the years ended December 31, 2010 and 2009 included the following components:

	2010	2009
Net Periodic Benefit Cost
Service Cost	$294,349	$297,641
Interest Cost	267,414	264,737
Expected Return on Plan Assets	(338,700)	(288,812)
Amortization of Transition Obligation	—	—
Amortization of Prior Service Cost	12,685	12,685
Amortization of Loss	39,747	102,014
Net Periodic Benefit Cost	$275,495	$388,265

Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net gain	$(78,127)	$(561,200)
Amortization of net loss	(39,747)	(102,014)
Amortization of prior service cost	(12,685)	(12,685)
Amortization of transition obligation	—	—
Total recognized in other comprehensive income (loss)	$(130,559)	$(675,899)

Total recognized in net periodic benefit cost and other comprehensive loss	$(144,936)	$(287,634)

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $43,097 and $12,685, respectively.

	2010	2009
Key Assumptions

Discount Rate for Net Periodic Benefit Cost	6.00%	6.00%
Salary Scale for Net Periodic Benefit Cost	4.00%	4.00%
Expected Return on Plan Assets	8.00%	8.00%

Discount Rate for Plan Obligations	5.50%	6.00%
Salary Scale for Plan Obligations	4.00%	4.00%

A summary of reconciliation and disclosure information required under FASB ASC Topic 715, Compensation-Retirement Benefits, for the defined benefit pension plan is as follows:

	2010	2009
Change in Projected Benefit Obligation
Projected Benefit Obligation at Beginning of Year	$4,663,716	$4,439,594
Service Cost	294,349	297,641
Interest Cost	267,414	264,737
Benefits paid	(287,367)	(406,277)
Actuarial Loss	82,419	68,021
Projected Benefit Obligation at End of Year	5,020,531	4,663,716

Change in Plan Assets During Year
Fair Value of Plan Assets at Beginning of Year	4,305,630	3,193,874
Actual Return on Plan Assets	499,246	918,033
Employer Contributions	300,000	600,000
Benefits Paid	(287,367)	(406,277)
Fair Value of Plan Assets at End of Year	4,817,509	4,305,630

Funded Status at End of Year, included in other liabilities	$(203,022)	$(358,086)

Benefit Obligations at End of Year
Accumulated Benefit Obligation	$3,838,069	$3,472,316

Amounts Recognized in Accumulated Other Comprehensive Loss
Net loss	$964,489	$1,082,363
Prior service cost	101,482	114,167
Total	$1,065,971	$1,196,530

Expected Contributions to the Trust

The Company plans to contribute $300,000 to the pension plan in 2011.

Expected Benefit Payments From the Trust

2011	$179,892
2012	391,888
2013	123,875
2014	596,186
2015	74,458
2016-2020	4,347,252

Asset allocation for the pension plan includes equity securities ranging from 55% to 75%, debt securities ranging from 25% to 45% and cash and cash equivalents ranging from 0% to 10%.  The following table shows the asset allocation as of December 31, 2010.

		Percentage
Investment Class		of Assets
Fixed Income Investments-mutual funds	$1,406,741	29.2%
Equity Investments-mutual funds	2,967,647	61.6%
Cash and Cash Equivalents	443,121	9.2%

Fair Value as of December 31, 2010	$4,817,509	100.0%

The fixed income investments is 51.1% invested in a total return bond fund and 48.9% invested in a short term investment grade fund.  The equity investments consist of 10.9% small-cap mutual funds, 10.9% mid-cap mutual funds, 63.3% large-cap mutual funds, and 14.9% international mutual funds.

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Cash	$443,121	$443,121	$—	$—
Mutual Funds	4,374,388	4,374,388	—	—
Total	$4,817,509	$4,817,509	$—	$—

The fair value measurements by level within the fair value hierarchy as of December 31, 2009 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Cash	$400,908	$400,908	$—	$—
Mutual Funds	3,904,722	3,904,722	—	—
Total	$4,305,630	$4,305,630	$—	$—

In July 2000, the Company entered into a Nonqualified Retirement and Death Benefit Agreement (the “Agreement”) with certain officers of the Company.  The purpose of the Agreement is to provide the officers with supplemental retirement benefits equal to a specified percentage of final composition and a pre-retirement death benefit if the officer does not attain the specific age requirement.   A summary of the reconciliation and disclosure information required under FASB Topic ASC 715, Compensation-Retirement Benefits, for the Agreement is as follows:

	Year Ended
	December 31,
	2010	2009

Change in benefit obligation during year
Benefit obligation at beginning of year	$4,007,398	$3,888,031
Service cost	39,459	37,228
Interest cost	235,409	228,518
Benefit payments	(158,792)	(158,792)
Actuarial (gain) loss	(215,297)	12,413
Benefit obligation at end of year	3,908,177	4,007,398

Change in plan assets during year
Fair value of plan assets at beginning of year	—	—
Employer contributions	158,792	158,792
Benefit payments	(158,792)	(158,792)
Fair value of plan assets at end of year	—	—
Funded status
Funded status (included in other liabilities)	(3,908,177)	(4,007,398)
Unrecognized net loss	233,538	472,884
Unrecognized prior service cost	—	—
Net liability recognized	$(3,674,639)	$(3,534,514)

Change in accumulated other comprehensive loss
Accumulated other comprehensive loss at beginning of year	$472,884	$484,360
Amortization of net loss	(24,049)	(23,889)
Actuarial loss (gain)	(215,297)	12,413
Amortization of prior service cost	—	—
Net change in other comprehensive loss	(239,346)	(11,476)
Accumulated other comprehensive loss at end of year	$233,538	$472,884

Expected cash-flow information for years after current fiscal year
2011		$158,792
2012		158,792
2013		179,240
2014		229,798
2015		280,973
2016-2020		1,901,060

	2010	2009
Net periodic benefit cost
Service cost	$39,459	$37,228
Interest cost	235,409	228,518
Amortization of prior service cost	—	—
Amortization of net loss	24,049	23,889
Net periodic benefit cost	$298,917	$289,635

Key Assumptions
Discount rate during the year	6.00%	6.00%
Discount rate at end of year	5.50%	6.00%

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 90,333 shares of common stock using proceeds of a loan from the Company. The Company makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears an interest rate of 8.25% with principal and interest payable quarterly in equal installments over eight years. The loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The compensation expense is recorded on a monthly basis. The Company’s expense for the ESOP was $96,440 and $99,435 for the years ended December 31, 2010 and 2009, respectively.

The following table presents the components of the ESOP shares:

	December 31,
	2010	2009
Shares released for allocation	42,154	30,110
Unreleased shares	48,179	60,223
Total ESOP shares	90,333	90,333

12.           Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2010, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table below:

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2010:
Tier 1 Capital	$47,999	10.83%	$17,732	4.00%	$22,165	5.00%
(to average assets)
Tier 1 Capital	47,999	16.13	11,904	4.00	17,856	6.00
(to risk-weighted assets)
Total Capital	51,736	17.38	23,808	8.00	29,760	10.00
(to risk-weighted assets)

As of December 31, 2009:
Tier 1 Capital	$46,815	10.17%	$18,415	4.00%	$23,019	5.00%
(to average assets)
Tier 1 Capital	46,815	15.97	11,728	4.00	17,592	6.00
(to risk-weighted assets)
Total Capital	50,353	17.17	23,456	8.00	29,320	10.00
(to risk-weighted assets)

The Bank’s capital at December 31, 2010 and 2009 for financial statement purposes differs from regulatory Tier 1 capital amounts by $401,000 and $519,000, respectively, representing the exclusion for regulatory purposes of unrealized gains and losses on securities available for sale and $857,000 and $1.1 million, respectively, representing the exclusion of amounts in accumulated other comprehensive loss from the application of FASB ASC Topic 715, Compensation-Retirement Benefits.

13. Other Related Party Transactions

The Bank maintains a lease agreement with the Mutual Holding Company for one of its office locations. The initial lease term expires in September 2015 and the Bank has paid $42,000 each year for the years ended December 31, 2010 and 2009.  In addition, the Bank maintains a management fee agreement with the Holding Company which provides for the sharing of certain company related expenses.  Such expenses include salaries and benefits, insurance expenses, professional fees and directors fees.  The Bank has received management fees amounting to $336,000 and $360,000 for the years ended December 31, 2010 and 2009, respectively.  As a result of the January 18, 2011 stock offering and reorganization, the lease expense and management fee income will be eliminated.

14. Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that prioritizes the inputs to validation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of fair value hierarchy under FASB ASC Topic 820 are as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 :	Prices or valuation techniques that require inputs that are both significant to fair value measurement and unobservable (i.e. support with little or no market value activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following methods and assumptions were used to estimate the fair value of certain Company assets and liabilites:

Cash and Cash Equivalents (Carried at Cost), The carrying amounts reported in the consolidated statements of financial condition for cash and short-term instruments approximate those assets’ fair values.

Investment and Mortgage-Backed Securities, The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

Loans Receivable (Carried at Cost), The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value), Impaired loans are those in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances, net of any valuation allowance.

Other Real Estate Owned, OREO assets are adjusted to fair value less estimated selling costs upon transfer of the loans to OREO.  Subsequently, OREO assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  There assets are included as level 3 fair values.

FHLB Stock (Carried at Cost), The carrying amount of FHLB stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost), The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposits (Carried at Cost), The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

FHLB Advances and Other Borrowings (Carried at Cost), Fair values of FHLB advances and other borrowed money are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances and/or other borrower money with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-Balance Sheet Financial Instruments, Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Obligations of FHLB	$12,000	$—	$12,000	$—
Obligations of Freddie Mac	10,917	—	10,917	—
Obligations of Fannie Mae	11,871	—	11,871	—
Obligations of Federal Farm Credit	1,996	—	1,996	—
Obligations of GNMA	1,748	—	1,748	—
Obligations of FHLMC	5,813	—	5,813	—
Obligations of FNMA	8,585	—	8,585	—
Total	$52,930	$—	$52,930	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 (in thousands) are as follows:

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$9,850	$—	$—	$9,850
Other real estate owned	590	—	—	590
Total	$10,440	$—	$—	$10,440

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Obligations of FHLB	$6,084	$—	$6,084	$—
Obligations of Freddie Mac	1,980	—	1,980	—
Obligations of Fannie Mae	20,826	—	20,826	—
Obligations of GNMA	2,221	—	2,221	—
Obligations of FHLMC	8,798	—	8,798	—
Obligations of FNMA	12,336	—	12,336	—
Total	$52,245	$—	$52,245	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 (in thousands) are as follows:

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$4,327	$—	$—	$4,327
Other real estate owned	1,091	—	—	1,091
Total	$5,418	$—	$—	$5,418

The carrying amounts and estimated fair values of the Company’s assets and liabilities were as follows at December 31, 2010 and 2009.

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$10,443	$10,443	$5,710	$5,710
Interest bearing deposits at banks	51,447	51,447	69,226	69,226
Investment securities	61,428	61,303	52,336	52,686
Mortgage-backed securities	16,146	16,146	23,355	23,355
Loans receivable	286,056	285,702	285,008	285,105
FHLB stock	2,317	2,317	2,439	2,439
Accrued interest receivable	1,841	1,841	2,045	2,045

Liabilities:
NOW and MMDA deposits (1)	$87,064	$87,064	$82,779	$82,779
Other savings deposits	42,847	42,847	40,892	40,892
Certificate accounts	254,684	255,978	251,583	253,534
FHLB advances & other borrowings	7,384	7,384	35,090	32,960
Accrued interest payable	20	20	192	192
Off balance sheet instruments	—	—	—	—

(1) Includes non-interest bearing accounts, totaling $12,196 and $15,506 at December 31, 2010 and 2009, respectively.

15. Condensed Financial Information – Parent Corporation Only

CONDENSED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS:
Cash and cash equivalents	$957,096	$1,596,689
Loan receivable – ESOP	503,397	616,177
Investment in Alliance Bank	47,542,800	46,231,757
Total assets	$49,003,293	$48,444,623

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Total liabilities	$12,200	$—

STOCKHOLDERS’ EQUITY
Total stockholders' equity	48,991,093	48,444,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,003,293	$48,444,623

CONDENSED INCOME STATEMENTS

	For the Year Ended
	December 31, 2010	December 31, 2009
INCOME:
Interest income	$53,865	$56,381
Total income	53,865	56,381

EXPENSES:
Legal Fees	20,000	24,000
Stock Related Expense	22,000	31,600
Capital stock tax	7,500	1,000
Other expense	4,400	—
Total expenses	53,900	56,600

LOSS BEFORE INCOME TAXE BENEFIT AND EQUITY IN UNDISTRUBUTED NET INCOME OF SUBSIDIARY	(35)	(219)

EQUITY IN UNDISTRUBUTED NET INCOME OF SUBSIDIARY	1,080,421	1,358,916

Income Tax Benefit	—	—

NET INCOME	$1,080,386	$1,358,697

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2010	December 31, 2009
OPERATING ACTIVITIES:

Net Income	$1,080,386	$1,358,697
Adjustments to reconcile net income to cash provided by (used in) operations:
Undistributed net income of subsidiary	(1,080,421)	(1,358,916)
Decrease (increase) in other assets	—	3,600
Increase (decrease) in other liabilities	12,200	(17,000)
Net cash provided by (used in) operating activities	12,165	(13,619)

INVESTING ACTIVITIES:

Principal repayments on ESOP loan	112,780	106,487
Net cash provided by investing activities	112,780	106,487

FINANCING ACTIVITIES:

Purchase of treasury stock	(437,319)	(1,919,112)
Dividends paid	(327,219)	(347,736)
Net cash used in financing activities	(764,538)	(2,266,848)

Net decrease in cash and cash equivalents	(639,593)	(2,173,980)
Cash and cash equivalents – beginning of period	1,596,689	3,770,669

Cash and cash equivalents – end of period	$957,096	$1,596,689

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The information required herein is incorporated by reference to the Company's definitive proxy statement for the annual meeting of stockholders to be held April 27, 2011. ("Definitive Proxy Statement").

Item 9A.  Controls and Procedures.

a)
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are designed to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

c)
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) occurred during the fourth fiscal quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference to the Definitive Proxy Statement.

Item 11.  Executive Compensation.

The information required herein is incorporated by reference to the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required herein is incorporated by reference to the Definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference to the Definitive Proxy Statement

Item 14.  Principal Accounting Fees and Services.

The information required herein is incorporated by reference to the Definitive Proxy Statement

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

   (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Financial Condition at December 31, 2010 and 2009.
Consolidated Statements of Income for the years ended December 31, 2010 and 2009.
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2010 and 2009.
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009.
Notes to Consolidated Financial Statements.

  (2) All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

  (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No	Description
3.1	Articles of Incorporation of Alliance Bancorp, Inc. of Pennsylvania (1)
3.2	Bylaws of Alliance Bancorp, Inc. of Pennsylvania (1)
4.1	Form of Stock Certificate of Alliance Bancorp, Inc. of Pennsylvania (1)
10.1	Alliance Bancorp, Inc. of Pennsylvania Amended and Restated Directors Retirement Plan *(2)
10.2	Alliance Bank Amended and Restated Supplemental Executive Retirement Plan and Participation Agreement 409A Restatement *(2)
10.3	Greater Delaware Valley Savings d/b/a Alliance Bank Endorsement Split Dollar Insurance Agreement*(3)
10.4	Amended and Restated Employment Agreement, dated May 21, 2008, between Alliance Bank and Dennis D. Cirucci *(4)
10.5	Amended and Restated Employment Agreement, dated May 21, 2008, between Alliance Bank and Peter J. Meier *(4)
10.6	Amended and Restated Employment Agreement, dated May 21, 2008, between Alliance Bank and Suzanne J. Ricci *(4)
16.1	Subsidiaries – Referenced is made to Item 1. Business – Subsidiaries.
23.1	Consent of ParenteBeard LLC
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer

*	Denotes management compensation plan or arrangement.
(1)
Incorporated herein by reference from the Registration Statement on Form S-1 of Alliance Bancorp, Inc. of Pennsylvania (File No. 333-169363) filed with the Securities and Exchange Commission on September 14, 2010, as amended.

(2)
Incorporated herein by reference from the Current Report on Form 8-K of Alliance Bancorp, Inc. of Pennsylvania, a federal corporation (File No. 001-33189), filed with the Securities and Exchange Commission on December 18, 2008.

(3)
Incorporated herein by reference from the Registration Statement on Form S-1 of Alliance Bancorp, Inc. of Pennsylvania, a federal corporation (File No. 333-136853), filed with the Securities and Exchange Commission on August 23, 2006, as amended.

(4)
Incorporated herein by reference from the Current Report on Form 8-K of Alliance Bancorp, Inc. of Pennsylvania, a federal corporation (File No. 001-33189), filed with the Securities and Exchange Commission on May 23, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANCORP, INC, OF PENNSYLVANIA

Dated: March 18, 2011	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Dennis D. Cirucci
Dennis D. Cirucci
President
and Chief Executive Officer	March 18, 2011
(Principal Executive Officer)

/s/Peter J. Meier
Peter J. Meier	March 18, 2011
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/William E. Hecht
William E. Hecht	March 18, 2011
Chairman of the Board

/s/J. William Cotter, Jr.
J. William Cotter, Jr.	March 18, 2011
Director

/s/John A. Raggi
John A. Raggi	March 18, 2011
Director

/s/Philip K. Stonier
Philip K. Stonier	March 18, 2011
Director

/s/G. Bradley Rainer
G. Bradley Rainer	March 18, 2011
Director

/s/R. Cheston Woolard	March 18, 2011
R. Cheston Woolard
Director

/s/Timothy E. Flatley	March 18, 2011
Timothy E. Flatley
Director