Form 10-Q
period 2011-03-31
Alliance Bancorp, Inc. of Pennsylvania
filed 2011-05-11
CIK 1500711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______________

Commission File No.:  000-54246

ALLIANCE BANCORP, INC. OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	56-2637804
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

541 Lawrence Road
Broomall, Pennsylvania	19008
(Address)	(Zip Code)

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definition of "accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of Common Stock, par value $0.01 per share, of the Registrant as of May 6, 2011, was 5,474,437.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Index

		PAGE
Part I – Financial Information

Item 1.	Financial Statements

	Unaudited Consolidated Statements of Financial
	Condition as of March 31, 2011 and December 31, 2010	3

	Unaudited Consolidated Statements of Income
	For the Three Months Ended March 31, 2011 and 2010	4

	Unaudited Consolidated Statements of Changes in Stockholders’ Equity
	for the Three Months Ended March 31, 2011 and 2010	5

	Unaudited Consolidated Statements of Cash Flows
	For the Three Months Ended March 31, 2011 and 2010	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4T.	Controls and Procedures	39

Part II – Other Information

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	41

Item 4.	[Removed and Reserved]	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

	Signatures	42

Part I – Item 1.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)
(Dollar amounts in thousands, except share data)

	March 31,	December 31,
	2011	2010

Assets
Cash and cash due from depository institutions	$6,221	$10,444
Interest bearing deposits with depository institutions	71,195	51,447
Total cash and cash equivalents	77,416	61,891
Investment securities available for sale	37,710	36,784
Mortgage-backed securities available for sale	14,629	16,146
Investment securities held to maturity
(fair value - 2011, $23,749; 2010, $24,519)	23,571	24,644
Loans receivable - net of allowance for loan
losses - 2011, $5,280; 2010, $5,090	287,246	286,056
Accrued interest receivable	1,786	1,841
Premises and equipment – net	4,657	2,547
Other real estate owned (OREO)	3,035	2,675
Federal Home Loan Bank (FHLB) stock-at cost	2,201	2,317
Bank owned life insurance	11,602	11,521
Deferred tax asset – net	5,575	5,184
Prepaid FDIC premium assessment	1,445	1,591
Prepaid expenses and other assets	1,441	1,279

Total Assets	$472,314	$454,476

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$16,115	$12,196
Interest bearing deposits	361,944	372,399
Total deposits	378,059	384,595

Other borrowings	3,659	7,384
Subscriptions payable	—	7,908
Accrued expenses and other liabilities	4,848	5,598
Total Liabilities	386,566	405,485

Stockholders’ Equity
Common stock, $.01 par value; shares authorized –
March 31, 2011, 50,000,000; December 31, 2010, 15,000,000;
shares issued March 31, 2011, 5,474,437; December 31, 2010 –
7,225,000; shares outstanding – March 31, 2011, 5,474,437;
December 31, 2010, 6,676,476	55	72
Additional paid-in capital	56,104	23,999
Retained earnings - partially restricted	31,112	30,601
Unearned shares held by Employee Stock Ownership Plan (ESOP)	(965)	(482)
Accumulated other comprehensive loss	(558)	(457)
Treasury stock, at cost: 2011, -0- shares; 2010, 548,524 shares	—	(4,742)
Total Stockholders’ Equity	85,748	48,991

Total Liabilities and Stockholders’ Equity	$472,314	$454,476

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Income (Unaudited)
(Dollar amounts in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2011	2010
Interest and Dividend Income
Loans, including fees	$4,140	$4,223
Mortgage-backed securities	162	242
Investment securities:
Taxable	161	269
Tax - exempt	263	269
Balances due from depository institutions	46	76
Total interest and dividend income	4,772	5,079

Interest Expense
Deposits	1,141	1,556
FHLB advances and other borrowings	5	448
Total interest expense	1,146	2,004

Net Interest Income	3,626	3,075
Provision for Loan Losses	225	520
Net Interest Income After Provision for Loan Losses	3,401	2,555

Other Income
Service charges on deposit accounts	63	75
Management fees	—	84
Other fee income	44	41
Net loss on the sale of securities	(42)	—
Net gain (loss) on sale of OREO	3	(20)
Increase in cash surrender value of bank owned life insurance	81	86
Total other income	149	266

Other Expenses
Salaries and employee benefits	1,498	1,539
Occupancy and equipment	467	504
FDIC deposit insurance premiums	150	167
Advertising and marketing	55	38
Professional fees	128	97
Loan and OREO expense	40	30
Directors’ fees	66	69
Other noninterest expense	292	266
Total other expenses	2,696	2,710

Income Before Income Tax Expense (Benefit)	854	111

Income Tax Expense (Benefit)	179	(75)

Net Income	$675	$186

Basic Earnings per Share	$0.12	$0.03 *

*	Basic earnings per share for the prior period has been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which was completed in January 2011.

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollar amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Unearned Shares Held by ESOP	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income

Balance, January 1, 2010	$72	$24,015	$(4,305)	$29,848	$(602)	$(583)	$48,445
ESOP shares committed to be released					19		19
Net income				186			186	$186
Dividends declared ($0.03 per share)				(83)			(83)
Acquisition of Treasury Stock (30,000 shares)			(250)				(250)
Other comprehensive income – net of tax expense of $96						186	186	186

Balance, March 31, 2010	$72	$24,015	$(4,555)	$29,951	$(583)	$(397)	$48,503	$372

Balance, January 1, 2011	$72	$23,999	$(4,742)	$30,601	$(482)	$(457)	$48,991
ESOP shares committed to be released					38		38
Common stock acquired by ESOP					(521)		(521)
Net income				675			675	$675
Dividends declared ($0.03 per share)				(164)			(164)
Dissolution of mutual holding company		6,848					6,848
Proceeds from issuance of common stock, net of offering costs of $2,603	55	29,927					29,982
Cancellation of common stock and treasury stock	(72)	(4,670)	4,742
Other comprehensive loss – net of tax benefit of $52						(101)	(101)	(101)

Balance, March 31, 2011	$55	$56,104	$—	$31,112	$(965)	$(558)	$85,748	$574

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	For the Three Months
	Ended March 31,
	2011	2010
Cash Flow From Operating Activities
Net income	$675	$186
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for:
Loan losses	225	520
Depreciation and amortization	133	170
Loss on sale of securities	42	—
ESOP shares committed to be released	38	19
Deferred tax (benefit) expense	(339)	(149)
(Gain) loss on the sale of OREO	(3)	20
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	(8,658)	83
Prepaid expenses and other assets	660	88
Increase in cash surrender value of bank owned life insurance	(81)	(86)
Accrued interest receivable	55	(77)
Net cash (used in) provided by operating activities	(7,253)	774

Cash Flow From Investing Activities
Purchase of investment securities-available for sale	(10,000)	(4,000)
Purchase of investment securities-held to maturity	(1,015)	—
Loans originated and acquired	(11,265)	(10,633)
Proceeds from maturities and calls of investment securities	11,083	8,004
Proceeds from the sale of securities available for sale	268	—
Redemption of FHLB stock	116	—
Principal repayments of:
Loans	9,303	8,587
Mortgage-backed securities	1,444	1,728
Purchase of premises and equipment	(186)	(228)
Investment in OREO	—	(70)
Proceeds from the sale of OREO	190	382
Net cash provided by (used in) investing activities	(62)	3,770

Cash Flow From Financing Activities
Dividends paid	(164)	(83)
Increase (decrease) in deposits	(6,536)	13,555
Purchase of treasury stock	—	(250)
Cash from mutual holding company reorganization	3,805	—
Proceeds from stock issuance, net	29,982	—
Stock acquired by ESOP	(522)	—
Repayments of FHLB advances	—	(6,000)
Decrease in other borrowings	(3,725)	(10)
Net cash provided by financing activities	22,840	7,212

Increase in Cash and Cash Equivalents	15,525	11,756
Cash and Cash Equivalents, Beginning of Year	61,891	74,936
Cash and Cash Equivalents, End of Year	$77,416	$86,692

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$1,146	$2,034
Income taxes	$470	$100

Supplemental Schedule of Noncash Financing and Investing Activities:
Other real estate acquired in settlement of loans	$546	$108
Premises and equipment acquired from mutual holding company reorganization	$2,057	$—
Investments acquired from mutual holding company reorganization	$310	$—
Prepaid expenses and other assets acquired from mutual holding company
reorganization	$676	$—

See notes to consolidated financial statements.

ALLIANCE BANCORP, INC OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Organization and Basis of Presentation

On January 30, 2007, Alliance Bank (the “Bank”) completed its reorganization to a mid-tier holding company structure and the sale by the mid-tier company, Alliance Bancorp, Inc. of Pennsylvania of shares of its common stock.  In the reorganization and offering, the company sold 1,807,339 shares of common stock at a purchase price of $10.00 per share and issued 5,417,661 shares of common stock in exchange for former outstanding shares of the Bank.  Each share of the Bank’s common stock was converted into 2.09945 shares of the company’s common stock.  The offering resulted in approximately $16.5 million in net proceeds to the company.

As a result of the reorganization and offering, Alliance Mutual Holding Company (the “Mutual Holding Company”) owned 55% of the outstanding common stock of Alliance Bancorp and minority public stockholders owned the remaining 45% of the outstanding common stock of Alliance Bancorp.  Due to purchases of treasury stock, at December 31, 2010, the Mutual Holding Company owned 59.5% of the outstanding common stock of Alliance Bancorp and the minority public shareholders owned the remaining 40.5%.  The Mutual Holding Company is a federally chartered mutual holding company.  The Mutual Holding Company and the company were subject to regulation and supervision of the Office of Thrift Supervision.

On January 18, 2011, Alliance Bancorp completed the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure pursuant to a Plan of Conversion and Reorganization.  Upon completion of the conversion and reorganization, Alliance Bancorp, Inc. of Pennsylvania (“Alliance Bancorp” or the “Company”) a new Pennsylvania company, became the holding company for the Bank and owns all of the issued and outstanding shares of the Bank’s common stock.  In connection with the conversion and reorganization, 3,258,425 shares of common stock, par value $0.01 per share, of the new Alliance Bancorp, Inc. of Pennsylvania were sold in subscription, community and syndicated community offerings to certain depositors of the Bank and other investors for $10 per share, or $32.6 million in the aggregate, and 2,216,012 shares of common stock were issued in exchange for the outstanding shares of common stock of the former federally chartered mid-tier holding company for the Bank, which also was known as Alliance Bancorp, Inc. of Pennsylvania,  held by the “public” shareholders of the mid-tier holding company (all shareholders except the Mutual Holding Company).  Each share of common stock of the mid-tier holding company was converted into the right to receive 0.8200 shares of common stock of the new Alliance Bancorp in the conversion and reorganization.  As a result of the second step conversion the former Mutual Holding Company was folded into the new Company and 548,524 (pre-conversion) treasury shares were canceled.  Additionally, a second ESOP, ESOP 2, was issued a line of credit up to $1.9 million to purchase 50,991 shares of common stock in the Offering and up to 100,000 additional shares of common stock in the open market from time-to-time following the Offering.

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

The Bank is subject to regulation by the Pennsylvania Department of Banking (the "Department"), as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures the Bank's deposits up to applicable limits. The Company is supervised by the Office of Thrift Supervision.

Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (US GAAP).  The consolidated statement of financial condition at December 31, 2010, has been derived from audited financial statements but does not include all information and notes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results which may be expected for the year ending December 31, 2011 or any other period.  All significant intercompany accounts and transactions have been eliminated. For comparative purposes, prior periods’ consolidated financial statements have been reclassified when necessary to conform to report classifications of the current year. The reclassifications had no effect on net income.  The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Subsequent Events. The Company has evaluated events and transactions occurring subsequent to March 31, 2011, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

(2) Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The FASB has issued this Update to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. The Update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The Update goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties.  The amendments in the Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity also must disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.

(3) Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount.  The maximum exposure related to these commitments at March 31, 2011 was $701,000 which was secured by real estate, cash, and marketable securities.

(4) Segment Information

The Company has no reportable segments.  All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others.  For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk.

(5) Earnings Per Share

There are no convertible securities which would affect the net income (numerator) in calculating earnings per share.  Basic earnings per share data are based on the weighted-average number of shares outstanding during each period.  The Company’s capital structure has no potential dilutive securities.  The calculation for the three months ended March 31, 2010 has been adjusted for the exchange and additional share issuance in the reorganization and offering completed on January 18, 2011.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic earnings per share computation.

	For the Three Months Ended March 31,
	2011	2010
Net Income	$675,000	$186,000

Weighted average shares outstanding	5,712,203	6,712,898
Exchange rate from offering	—	0.82000
Adjusted weighted average shares outstanding	5,712,203	5,504,577
Adjusted average unearned ESOP shares	(87,249)	(48,624)
Weighted average shares outstanding – basic	5,624,954	5,448,280

Basic earnings per share	$0.12	$0.03

(6) Employee Stock Ownership Plan

The Bank has an Employee Stock Ownership Plan (“ESOP 1”) for the benefit of employees who meet the eligibility requirements as defined in the ESOP 1.  The ESOP 1 purchased 74,073 (as adjusted for the exchange ratio) shares of common stock in the offering completed on January 30, 2007 using proceeds of a loan from the former mid-tier holding company.  The Bank makes quarterly payments of principal and interest over a term of 8 years at a rate of 8.25% to the Company.  The loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released from collateral and allocated to qualified employees.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense for ESOP 1 for the three months ended March 31, 2011 was $19,000.  Shares released for allocation, unreleased shares, and total ESOP 1 shares were 2,371, 37,148, and 74,073, respectively, during and at the period ended March 31, 2011.  The compensation expense for the three months ended March 31, 2010 was $19,000.  Shares released for allocation, unreleased shares, and total ESOP shares were 1,519, 47,864, and 71,073, respectively, during and at the period ended March 31, 2010.

The Bank has an additional Employee Stock Ownership Plan (“ESOP 2”) for the benefit of employees who meet the eligibility requirements as defined in the ESOP 2.  The ESOP 2 purchased 50,991 shares of common stock in the offering completed on January 18, 2011 and an additional 1,000 shares on February 25, 2011 in the open market using proceeds of a loan from the Company.  The Bank makes quarterly payments of principal and interest over a term of 20 years at a rate of 3.25% to the Company.  The loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released from collateral and allocated to qualified employees.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense for ESOP 2 for the three months ended March 31, 2011 was $19,000.  Shares released for allocation, unreleased shares, and total ESOP 2 shares were 1,890, 50,101, and 51,991, respectively, during and at the period ended March 31, 2011.

(7) Retirement Plans

The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements.  As required under FASB ASC Topic 715, Compensation – Retirement Benefits, the net pension costs included the following components:

	For the Three Months Ended March 31,
	2011	2010
Net Periodic Benefit Cost
Service Cost	$68,026	$74,410
Interest Cost	68,807	66,184
Expected Return on Plan Assets	(93,623)	(79,269)
Amortization of Prior Service Cost	3,171	3,171
Amortization of Loss	12,449	25,504
Net Periodic Benefit Cost	$58,830	$90,000

The Bank has a Nonqualified Retirement and Death Benefit Agreement (the “Agreement”) with certain officers of the Bank.  The purpose of the Agreement is to provide the officers with supplemental retirement benefits equal to a specified percentage of final compensation and a pre-retirement death benefit if the officer does not attain the specific age requirement.  A summary of the interim information required under FASB ASC Topic 715, Compensation – Retirement Benefits, for the Agreement is as follows:

	For the Three Months Ended March 31,
	2011	2010
Net Periodic Benefit Cost
Service Cost	$9,865	$9,865
Interest Cost	58,852	59,123
Amortization of Prior Service Cost	---	---
Amortization of (gain) loss	(5,717)	6,012
Net Periodic Benefit Cost	$63,000	$75,000

(8) Fair Value Accounting

FASB ASC Topic 820, Fair Value Measurements and Disclosures establishes a fair value hierarchy that prioritizes the inputs to validation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of fair value hierarchy under FASB ASC Topic 820 are as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Prices or valuation techniques that require inputs that are both significant to fair value measurement and unobservable (i.e. support with little or no market value activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following methods and assumptions were used to estimate the fair value of certain Company assets and liabilities.

Cash and Cash Equivalents (Carried at Cost). The carrying amounts reported in the consolidated statements of financial condition for cash and short-term instruments approximate those assets’ fair values.

Investment and Mortgage-Backed Securities. The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

Loans Receivable (Carried at Cost). The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value). Impaired loans are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances, net of any valuation allowance.  At March 31, 2011 and December 31, 2010, the fair value consists of loan balances of $11.6 million and $11.6 million, respectively, net of valuation allowances of $1.9 million and $1.8 million, respectively.

Other Real Estate Owned. OREO assets are originally recorded at fair value less estimated selling costs upon transfer of the loans to OREO.  Subsequently, OREO assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  These assets are included as Level 3 fair values.

FHLB Stock (Carried at Cost). The carrying amount of FHLB stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost). The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposits (Carried at Cost). The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

FHLB Advances and Other Borrowings (Carried at Cost). Fair values of FHLB advances and other borrowed money are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances and/or other borrowed money with similar credit risk characteristics, terms and remaining maturity.  The prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-Balance Sheet Financial Instruments. Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The following table summarizes assets measured at fair value on a recurring basis as of March 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Prices in Active Markets for Identical Assets		(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Investment Security Obligations of FHLB	$12,984	$	---	$12,984	$	---
Investment Security Obligations of Freddie Mac	8,895		---	8,895		---
Investment Security Obligations of Fannie Mae	13,837		---	13,837		---
Investment Security Obligations of Federal Farm Credit	1,994		---	1,994		---
Mortgage Backed Obligations of GNMA	1,722		---	1,722		---
Mortgage Backed Obligations of FHLMC	5,165		---	5,165		---
Mortgage Backed Obligations of FNMA	7,742		---	7,742		---
Total	$52,339	$	---	$52,339	$	---

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Prices in Active Markets for Identical Assets		(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Investment Security Obligations of FHLB	$12,000	$	---	$12,000	$	---
Investment Security Obligations of Freddie Mac	10,917		---	10,917		---
Investment Security Obligations of Fannie Mae	11,871		---	11,871		---
Investment Security Obligations of Federal Farm Credit	1,996		---	1,996		---
Mortgage Backed Obligations of GNMA	1,748		---	1,748		---
Mortgage Backed Obligations of FHLMC	5,813		---	5,813		---
Mortgage Backed Obligations of FNMA	8,585		---	8,585		---
Total	$52,930	$	---	$52,930	$	---

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets		(Level 2) Significant Other Observable Inputs		(Level 3) Significant Unobservable Inputs
Impaired loans	$9,682	$	---	$	---	$9,682
Other real estate	590		---		---	590
Total	$10,272	$	---	$	---	$10,272

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets		(Level 2) Significant Other Observable Inputs		(Level 3) Significant Unobservable Inputs
Impaired loans	$9,850	$	---	$	---	$9,850
Other real estate owned	590		---		---	590
Total	$10,440	$	---	$	---	$10,440

	At March 31, 2011		At December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets
Cash and due from banks	$6,221	$6,221	$10,444	$10,444
Interest bearing deposits at banks	71,195	71,195	51,447	51,447
Investment securities	61,281	61,459	61,428	61,303
Mortgage-backed securities	14,629	14,629	16,146	16,146
Loans receivable	287,246	286,511	286,056	285,702
FHLB stock	2,201	2,201	2,317	2,317
Accrued interest receivable	1,786	1,786	1,841	1,841

Liabilities:
NOW and MMDA deposits (1)	$93,565	$93,565	$87,064	$87,064
Other savings deposits	44,372	44,372	42,847	42,847
Certificate accounts	240,122	240,933	254,684	255,978
Other borrowed money	3,659	3,659	7,384	7,384
Accrued interest payable	20	20	20	20
Off balance sheet instruments	—	—	—	—

(1) Includes non-interest bearing accounts

(9) Investment and Mortgage Backed Securities

The Bank classifies and accounts for debt and equity securities as follows:

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

The following table shows the fair value and unrealized losses on investments, aggregated by investment category and the length of time that individual securities have been continuous unrealized loss position.
 At March 31, 2011

	At March 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$24,642	$358	$—	$—	$24,642	$358
Mortgage-backed securities	—	—	100	23	100	23
Total securities available for sale	$24,642	$358	$100	$23	$24,742	$381

Securities Held to Maturity
Municipal obligations	$4,476	$128	$426	$2	$4,902	$130

	At December 31, 2010
	Less than 12 Months		12 Months or Longer			Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$20,669	$300	$—	$	—---	$20,669	$300
Mortgage-backed securities	—	—	133		16	133	16

Total securities available for sale	$20,669	$300	$133		$16	$20,802	$316

Securities Held to Maturity
Municipal obligations	$9,434	$367	$422		$6	$9,856	$373

Other-than-temporary impairment, if any, is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

As of March 31, 2011, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with the issuers of these securities.

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. As of March 31, 2011, there were 18 U.S. government obligations in a unrealized loss position for less than twelve months and none in a unrealized loss position greater than twelve months, no mortgage backed securities in a unrealized loss position for less than twelve months and 3 in a unrealized loss position greater than twelve months, and 5 municipal obligations in a unrealized loss position for less than twelve months and 1 in a unrealized loss position for more than twelve months.  The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell these securities before recovery. Management does not believe any individual unrealized loss as of March 31, 2011 represents an other-than-temporary impairment.

Securities Available for Sale and Held to Maturity

The amortized cost, gross unrealized gains and losses, and the fair values of securities available for sale and held to maturity are shown below.  Where applicable, the maturity distribution and the fair value of securities, by contractual maturity, are shown.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Dollars in Thousands

	March 31, 2011
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value
Obligations of the Federal Home Loan Bank:
Due after 1 year through 5 years	$9,000	$3	$(51)	$8,952
Due after 5 years through 10 years	3,998	62	(28)	4,032

Total	$12,998	$65	$(79)	$12,984

	March 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 1 year through 5 years	$4,000	$2	$(2)	$4,000
Due after 10 years	5,000	—	(105)	4,895

Total	$9,000	$2	$(107)	$8,895

	March 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$7,999	$4	$(26)	$7,977
Due after 10 years	6,000	—	(140)	5,860

Total	$13,999	$4	$(166)	$13,837

	March 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Federal Farm Credit:
Due after 1 years through 5 years	$2,000	$—	$(6)	$1,994
Total	$2,000	$—	$(6)	$1,994

	March 31, 2011
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value
Municipal Obligations:
Due after 1 years through 5 years	$1,000	$60	$—	$1,060
Due after 5 years through 10 years	3,841	71	—	3,912
Due after 10 years	18,730	177	(130)	18,777

Total	$23,571	$308	$(130)	$23,749

	December 31, 2010
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 year through 5 years	$10,000	$1	$(53)	$9,948
Due after 5 years through 10 years	1,996	71	(15)	2,052

Total	$11,996	$72	$(68)	$12,000

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 1 year through 5 years	$3,000	$2	$(2)	$3,000
Due after 5 years through 10 years	2,995	17	—	3,012
Due after 10 years	5,000	—	(95)	4,905

Total	$10,995	$19	$(97)	$10,917

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$6,000	$2	$(23)	$5,979
Due after 5 years through 10 years	6,000	—	(108)	5,892

Total	$12,000	$2	$(131)	$11,871

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Federal Farm Credit:
Due after 1 years through 5 years	$2,000	$—	$(4)	$1,996
Total	$2,000	$—	$(4)	$1,996

	December 31, 2010
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value
Municipal Obligations:
Due after 5 years through 10 years	$5,155	$146	—	$5,301
Due after 10 years	19,489	102	$(373)	19,218

Total	$24,644	$248	$(373)	$24,519

Included in obligations of U.S. Government agencies at March 31, 2011 and December 31, 2010, were $32.7 and $30.7 million, respectively, of structured notes.   These structured notes were comprised of step-up bonds that provide the U.S. Government agency with the right, but not the obligation, to call the bonds on certain dates. Investment securities with an aggregate carrying value of $3.0 million and $3.1 million were pledged as collateral for certain deposits at March 31, 2011 and December 31, 2010, respectively.  In March of 2011, the Company recorded a $42,000 loss on the sale of $268,000 of equity securities, which previously were owned by the mutual holding company.  There were no sales of investment securities in 2010.

Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

Dollars in Thousands

	March 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$1,626	$96	$—	$1,722
FHLMC pass-through certificates	4,844	321	—	5,165
FNMA pass-through certificates	7,417	348	(23)	7,742

Total	$13,887	$765	$(23)	$14,629

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$1 ,667	$81	—	$1, 748
FHLMC pass-through certificates	5,464	349	—	5,813
FNMA pass-through certificates	8,200	401	$(16)	8,585

Total	$15,331	$831	$(16)	$16,146

At March 31, 2011 and December 31, 2010, the Bank had $7.3 million and $8.1 million, respectively, in mortgage-backed securities pledged as collateral for the treasury, tax and loan account and certain deposits.  There were no sales of mortgage-backed securities in 2011 or 2010.

(10) Loans Receivable - Net

Loans receivable consist of the following:

Dollars in Thousands

	At March 31,	At December 31,
	2011	2010
Real estate loans:
Single-family	$119,115	$114,984
Multi-family	7,340	6,293
Commercial	129,757	131,510
Land and construction	21,543	23,757
Commercial business	8,196	7,822
Consumer and other loans	6,974	7,152
Total loans receivable	292,925	291,518
Less:
Deferred fees	(399)	(372)
Allowance for loan losses	(5,280)	(5,090)
Loans receivable - net	$287,246	$286,056

The Bank originates loans to customers located primarily in Southeastern Pennsylvania. This geographic concentration of credit exposes the Bank to a higher degree of risk associated with this economic region.

Single-family real estate loans primarily consist of first mortgage liens on existing single-family residences and home equity loans.  The Company and intends to continue to originate permanent loans secured by first mortgage liens and home equity loans on single-family residential properties in the future

Multi-family and commercial real estate loans are made on terms up to 30 years, some of which include call or balloon provisions ranging from five to 15 years.  The Company will originate and purchase these loans either with fixed interest rates or with interest rates which adjust in accordance with a designated index.

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

The Company offers consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than mortgage loans.  The consumer loans presently offered by the Company include deposit account secured loans and lines of credit.

(11) Loan Credit Quality

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, when a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2011:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$1,690	$494	$2,477	$4,661	$114,454	$119,115	$2,404
Multi-family	—	—	—	---	7,340	7,340	—
Commercial	1,739	147	2,355	4,241	125,516	129,757	—
Land and construction	3,773	—	1,720	5,493	16,050	21,543	—
Commercial business	368	49	140	557	7,639	8,196	—
Consumer	217	111	354	682	6,292	6,974	354
Total	$7,787	$801	$7,046	$15,634	$277,291	$292,925	$2,758

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2010:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$1,772	$582	$2,382	$4,736	$110,249	$114,985	$2,308
Multi-family	—	—	—	—	6,293	6,293	—
Commercial	2,134	1,115	2,128	5,377	126,132	131,509	—
Land and construction	—	—	1,720	1,720	22,037	23,757	—
Commercial business	—	—	74	74	7,748	7,822	—
Consumer	251	105	284	640	6,512	7,152	284
Total	$4,157	$1,802	$6,588	$12,547	$278,971	$291,518	$2,592

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
(Dollars in thousands)

Real estate:
Single-family	$73	$74
Multi-family	—	—
Commercial	2,355	2,128
Land and construction	11,357	11,423
Commercial business	140	74
Consumer	—	—
Total non-accruing loans	$13,925	$13,699

Allowance for Loan Losses

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

Commercial business lending is generally considered higher risk due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on the business assets.  Commercial business loans are primarily secured by inventories and other business.  In most cases, any repossessed collateral for a defaulted commercial business loans will not provide an adequate source of repayment of the outstanding loan balance.

Consumer loans generally have shorter terms and higher interest rates than other lending but generally involve high credit risk because of the type and nature of the collateral and, in certain cases, the absence of collateral.  In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy.  In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial and construction loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans.  Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans criticized special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.   Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loans not classified are rated pass.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.  Historically, our estimates of the allowance for loan losses have not required significant adjustments from management’s initial estimates.  In addition, the Department and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses.  The Department and the FDIC may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations.  To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2011 and the year ended December 31, 2010:

	For the three months ended	For the year ended,
Dollars in Thousands	March, 31 2011	December 31, 2010
Balance, beginning of year	$5,090	$3,538
Provision charged to operations	225	2,120
Charge-offs	(35)	(599)
Recoveries	—	31
Balance, end of year	$5,280	$5,090

At March 31, 2011 and December 31, 2010, 100% of impaired loan balances were measured for impairment based on the fair value of the loans’ collateral.

	At March 31,	At December 31,
Dollars in Thousands	2011	2010
Impaired loans without a valuation allowance	$2,224	$1,997

Impaired loans with a valuation allowance	11,628	11,627

Total impaired loans	$13,852	$13,625

Valuation allowance related to impaired loans	$1,946	$1,777

The following table presents the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans for individually and collectively evaluation for impairment as of and for the three months ended March 31, 2011:

(Dollars in thousands)	Single Family Real Estate	Multi Family Real Estate	Commercial Real Estate	Land and Construction	Commercial Business	Consumer	Total
Allowance for loan losses:
Beginning balance	$411	$247	$2,072	$2,151	$190	$19	$5,090
Charge-offs	(33)	—	—	—	—	(2)	(35)
Recoveries	—	—	—	—	—	—	—
Provisions	45	32	30	96	20	2	225
Ending balance	$423	$279	$2,102	$2,247	$210	$19	$5,280
Ending balance:
individually evaluated
for impairment	$—	$—	$26	$1,907	$13	$—	$1,946
Ending balance:
collectively evaluated
for impairment	$423	$279	$2,076	$340	$197	$19	$3,334
Ending balance:
loans acquired with
deteriorated credit
quality	$—	$—	$—	$—	$—	$—	$—

Loans receivable:
Ending balance	$119,115	$7,340	$129,757	$21,543	$8,196	$6,974	$292,925
Ending balance:
individually evaluated
for impairment	$—	$—	$2,355	$11,357	$140	$—	$13,852
Ending balance:
collectively evaluated
for impairment	$119,115	$7,340	$127,402	$10,186	$8,056	$6,974	$279,073
Ending balance:
loans acquired with
deteriorated
credit quality	$—	$—	$—	$—	$—	$—	$—

The following table presents the allowance for loan losses and recorded investment in loans receivable by classes of the loans for individually and collectively evaluation for impairment as of December 31, 2010:

(Dollars in thousands)	Single Family Real Estate	Multi Family Real Estate	Commercial Real Estate	Land and Construction	Commercial Business	Consumer	Total
Allowance for loan losses:
Ending balance	$411	$247	$2,072	$2,151	$190	$19	$5,090
Ending balance:
individually evaluated
for impairment	$—	$—	$26	$1,751	$—	$—	$1,777
Ending balance:
collectively evaluated
for impairment	$411	$247	$2,046	$400	$190	$19	$3,313
Ending balance:
loans acquired with
deteriorated credit
quality	$—	$—	$—	$—	$—	$—	$—

Loans receivable:
Ending balance	$114,985	$6,293	$131,509	$23,757	$7,822	$7,152	$291,518
Ending balance:
individually evaluated
for impairment	$—	$—	$2,128	$11,423	$74	$—	$13,625
Ending balance:
collectively evaluated
for impairment	$114,985	$6,293	$129,381	$12,334	$7,748	$7,152	$277,893
Ending balance:
loans acquired with
deteriorated
credit quality	$—	$—	$—	$—	$—	$—	$—

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of March 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)

Real estate:
Single-family	$116,637	$—	$2,477	$—	$119,115
Multi-family	4,459	2,881	—	—	7,340
Commercial	121,419	5,984	2,355	—	129,757
Land and construction	8,454	1,733	11,357	—	21,543
Commercial business	8,005	50	140	—	8,196
Consumer	6,974	—	—	—	6,974
Total	$265,948	$10,648	$16,329	$—	$292,925

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

Loan Impairment

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and commercial construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. Currently, estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

The Company does not separately identify individual single-family loans secured by real estate unless such loans are the subject of a troubled debt restructuring agreement.  Large groups of these smaller balance homogeneous loans are collectively evaluated for impairment.

For multi-family, land and construction, and commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

For commercial business loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

The Company does not separately identify consumer and other loans unless such loans are the subject of a troubled debt restructuring agreement.  Large groups of these smaller balance homogeneous loans are collectively evaluated for impairment.

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

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the three months ended March 31, 2011:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$2,151	$2,151	$—	$1,996	$17
Land and construction	$—	$—	$—	$—	$—
Commercial business	$73	$73	$—	$74	$1

With an allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$204	$204	$26	$204	$—
Land and construction	$11,357	$12,010	$1,907	$11,357	$—
Commercial business	$67	$—	$13	$22	$—

Total:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$2,355	$2,355	$26	$2,200	$17
Land and construction	$11,357	$12,010	$1,907	$11,357	$—
Commercial business	$140	$74	$13	$96	$1

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the years ended December 31, 2010:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$1,924	$1,924	$—	$1,264	$45
Land and construction	$—	$—	$—	$—	$—
Commercial business	$74	$74	$—	$74	$—

With an allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$204	$204	$26	$204	$2
Land and construction	$11,423	$12,010	$1,751	$9,433	$378
Commercial business	$—	$—	$—	$—	$—

Total:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$2,128	$2,128	$26	$1,468	$47
Land and construction	$11,423	$12,010	$1,751	$9,433	$378
Commercial business	$74	$74	$—	$74	$—

(14) Comprehensive Income (Loss)

Total comprehensive income (loss) includes all changes in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available-for-sale and the effects of changes in the liability for retirement plans.

The table below provides a reconciliation of the components of other comprehensive income to the disclosure provided in the consolidated statement of changes in stockholders’ equity.

The components of other comprehensive income (loss), net of taxes, were as follows for the following fiscal periods:

(Dollars in Thousands)		Tax
	Before	Benefit	Net of
	Tax	(Expense)	Tax
For the three month period ended March 31, 2011:
Unrealized losses on available for sale securities
Unrealized holding losses arising during period	$(195)	$66	$(129)
Plus: reclassification adjustment for net losses realized during the period	42	(14)	28
Change in unrealized loss on available for sale securities	(153)	52	(101)
Change in liability in retirement plans	—	—	—
Other comprehensive loss	$(153)	$52	$(101)

For the three month period ended March 31, 2010:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$282	$(96)	$186
Change in unrealized gain on available for sale securities	282	(96)	186
Change in liability in retirement plans	—	—	—
Other comprehensive income	$282	$(96)	$186

The components of accumulated other comprehensive loss are as follows:

(Dollars in Thousands)	For the	For the
	three months	twelve months
	March 31, 2011	December 31, 2010
Net unrealized gain on securities	$300	$401
Net unrealized loss on retirement plans	(858)	(858)
Total accumulated other comprehensive loss	$(558)	$(457)

Part I – Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Alliance Bancorp, Inc. of Pennsylvania (the “Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control).  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive.  Readers are also cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report.  The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

General. The Company’s profitability is highly dependent on net interest income.  The components that drive net interest income are the amounts of interest-earning assets and interest-bearing liabilities along with rates earned or paid on such rate sensitive instruments.  The Company manages interest rate exposure by attempting to match asset maturities with liability maturities.  In addition to managing interest rate exposure, the Company also considers the credit risk, prepayment risk and extension risk of certain assets.  The Company maintains asset quality by utilizing comprehensive loan underwriting standards and collection efforts as well as originating or purchasing primarily secured or guaranteed assets.

The Company’s profitability is also affected by fee income, gain or loss on the sale of other real estate owned, general and administrative expenses, provisions for loan losses, other real estate owned expenses, and income taxes.

Critical Accounting Policies. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements included elsewhere herein.  These policies are described in Note 2 of the notes to the consolidated financial statements in the December 31, 2010 annual report to stockholders.  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and to general practices within the banking industry.  Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.  These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.  Historically, our estimates of the allowance for loan losses have not required significant adjustments from management’s initial estimates.  In addition, the Department and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses.  The Department and the FDIC may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations.  To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Income Taxes. Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses.  As of March 31, 2011, the Company carried $858,000 in deferred tax assets from the loss on the sale and impairment charges taken on certain mutual funds.  The Company must generate capital gains within a certain time period to realize the tax benefit from these capital losses.  We also estimate a deferred tax asset valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.  These estimates and judgments are inherently subjective.  Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results, and our forecast of future taxable income.  In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

Other than Temporary Impairment of Investment Securities and Mortgage Backed Securities.  The Company is required to perform periodic reviews of individual securities in its investment portfolio to determine whether a decline in the fair value of a security below its amortized cost is other than temporary.  A review of other than temporary impairment requires management to make certain judgments regarding the nature of the decline, its effect on the consolidated financial statements and the probability, extent and timing of a valuation recovery.  Management evaluates securities for other than temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluations.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total assets increased $17.8 million or 3.9% to $472.3 million at March 31, 2011 compared to $454.5 million at December 31, 2010.  This increase was primarily due to a $15.5 million or 25.1% increase in total cash and cash equivalents, a $926,000 or 2.5% increase in investment securities available for sale, a $2.1 million or 82.8% increase in premises and equipment, and a $1.2 million or 0.4% increase in net loans.  The increase in premises and equipment is primarily due to additional premises and equipment previously owned by the mutual holding company.   These increases were partially offset by a $1.1 million or 4.4% decrease in investment securities held to maturity and a $1.5 million or 9.4% decrease in mortgage-backed securities available for sale.

Total liabilities decreased $18.9 million or 4.7% to $386.6 million at March 31, 2011 compared to $405.5 million at December 31, 2010.  This decrease was due to a $10.5 million or 2.8% decrease in interest bearing deposits, a $3.7 million or 50.4% decrease in other borrowed money, a $750,000 or 13.4% decrease in accrued expenses and other liabilities, and a $7.9 million decrease in subscriptions payable.  These decreases were partially offset by a $3.9 million or 32.1% decrease in borrowings from December 31, 2010 to March 31, 2011.

Stockholders’ equity increased $36.8 million to $85.7 million as of December 31, 2011 compared to $49.0 million at December 31, 2010.  The increase was primarily due to the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure on January 18, 2011.  In connection with the conversion and reorganization, 3,258,425 shares of common stock, par value $0.01 per share, of the new Alliance Bancorp, Inc. of Pennsylvania were sold in subscription, community and syndicated community offerings to certain depositors of the Bank and other investors for $10 per share, or $32.6 million in the aggregate, and 2,216,235 shares of common stock were issued in exchange for the outstanding shares of common stock of the former federally chartered mid-tier holding company for the Bank, which also was known as Alliance Bancorp, Inc. of Pennsylvania,  held by the “public” shareholders of the mid-tier holding company .

Nonperforming assets increased $751,000 to $19.7 million or 4.17% of total assets at March 31, 2011 as compared to $19.0 million or 4.17% of total assets at December 31, 2010.  The nonperforming assets at March 31, 2011 included $16.7 million of nonperforming loans and $3.0 million of other real estate owned.  The increase in nonperforming assets was primarily due to a $359,000 increase in real estate owned and a $226,000 increase in nonperforming commercial real estate loans as of March 31, 2011.  Overall, nonperforming loans included $2.5 million in single-family residential real estate loans, $2.4 million in commercial real estate loans, $11.4 million in real estate construction loans, $140,000 in commercial business loans and $354,000 in consumer loans.

At March 31, 2011 and December 31, 2010, the allowance for loan losses amounted to $5.3 million and $5.1 million, respectively.  At March 31, 2011, the allowance for loan losses amounted to 31.7% of nonperforming loans and 1.80% of total loans receivable, as compared to 31.2% and 1.75%, respectively, at December 31, 2010.  The increase in the allowance for loan losses to total nonperforming loans was due to our analysis of the underlying real estate collateral securing these loans.

Although management uses the best information available to make determinations with respect to the provisions for loan losses, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially.  In addition, the Department and the FDIC, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to such allowance based on their judgments about information available to them at the time of their examination.

Comparison of Results of Operations for the Three Months ended March 31, 2011 and March 31, 2010

General.  Net income increased $489,000 or 262.9% to $675,000 or $0.12 per share for the three months ended March 31, 2011 as compared to $186,000 or $0.03 per share (as adjusted) for the same period in 2010.  The increase in net income was primarily due to a $551,000 or 17.9% increase net interest income and a $295,000 decrease in provision for loan losses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The decrease in the provision for loan losses was primarily due to the need for $370,000 of additional reserves that resulted from our quarter end valuation analysis for problem loans and, to a lesser extent net charge-offs of $67,000 related to one residential loan and one commercial real estate loan for the three months ended March 31, 2010.

Net Interest Income.  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income increased $551,000 or 17.9% during the three months ended March 31, 2011 as compared to the same period in 2010.  The increase in net interest income was primarily due to an $858,000 or 42.8% decrease in interest expense on interest bearing liabilities, partially off-set by a $307,000 or 6.0% increase in interest on interest earnings assets.

As a result, the interest rate spread increased 47 basis points from 2.82% for the three months ended March 31, 2010 to 3.29% for the three months ended March 31, 2011.  Based on the current economic environment and market competition, management anticipates pressure on the interest rate spread for 2011 which may negatively impact net interest income.

Interest Income.  Interest income decreased $307,000 or 6.0% to $4.8 million for the three months ended March 31, 2011, compared to the same period in 2010.  The decrease was due to a $114,000 or 21.2% decrease in interest income on investment securities, an $80,000 or 33.1% decrease in interest income on mortgage backed securities, a $30,000 or 39.5% decrease in interest income earned on balances due from depository institutions, and an $83,000 or 2.0% decrease on interest income on loans.  The increase in interest income on investment securities was due to a 151 basis point or 37.6% decrease in the average yield earned, partially off-set by a $14.0 million or 26.2% increase in the average balance of investment securities.  The decrease in interest income on mortgage backed securities was due to a $7.2 million or 31.5% decrease in the average balance of mortgage backed securities and a 9 basis point or 2.1% decrease in the average yield earned.  The decrease in interest income on balances due from depository institutions was due to a $5.3 million or 7.4% decrease in the average balance of balances due from depository institutions and a 14 basis point or 33.3% decrease in the average yield earned.  The decrease in interest income on loans was due to a 18 basis point or 3.1% decrease in the average yield earned, partially offset by a $3.0 million or 1.0% increase in the average balance of loans outstanding.

Interest Expense.  Interest expense decreased $858,000 or 42.8% to $1.1 million for the three months ended March 31, 2011, compared to the same period in 2010.  This decrease was primarily due to a $415,000 or 26.7% decrease in interest expense on deposits and a $443,000 or 98.9% decrease in interest expense on borrowings.  The decrease in interest expense on deposits was due to a 45 basis point or 26.5% decrease in the rates paid on deposits and a $693,000 or 0.2% decrease in the average balance of deposits.  The decrease in interest expense on borrowings was due to a $21.7 million or 76.7% decrease in the average balance of borrowings and a 605 basis point or 95.3% decrease in the rates paid on borrowings.

Average Balances, Net Interest Income and Yields Earned and Rates Paid.  The following average balance sheet table sets forth for the periods indicated, information on the Company regarding:  (i) the total dollar amounts of interest income on interest-earning assets and the resulting average yields; (ii) the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs; (iii) net interest income; (iv) interest rate spread; (v) net interest-earning assets (interest-bearing liabilities); (vi) the net yield earned on interest-earning assets; and (vii) the ratio of total interest-earning assets to total interest-bearing liabilities.  Information is based on average daily balances during the periods presented.

	Three Months Ended March 31,
	2011			2010
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$291,312	$4,140	5.68%	$288,348	$4,223	5.86%
Mortgage-backed securities (3)	15,592	162	4.16	22,765	242	4.25
Investment securities (3)	67,507	424	2.51	53,475	538	4.02
Due from depository institutions	66,484	46	0.28	71,812	76	0.42
Total interest-earning assets	440,895	4,772	4.33	436,400	5,079	4.66
Noninterest-earning assets	28,419			28,990
Total assets	$469,314			$465,390

Interest-bearing liabilities:
Deposits	$366,389	1,141	1.25	$367,082	1,556	1.70
FHLB advances and other borrowings	6,566	5	0.30	28,238	448	6.35
Total interest-bearing liabilities	372,955	1,146	1.23	395,320	2,004	2.03
Noninterest-bearing
Liabilities	16,791			21,243
Total liabilities	389,746			416,563
Stockholders’ equity	79,568			48,827
Total liabilities and
stockholders’ equity	$469,314			$465,390

Net interest-earning assets	$67,940			$41,080
Net interest income/interest
rate spread		$3,626	3.10%		$3,075	2.63%
Net yield on interest-
Earning assets (2)			3.29%			2.82%

1.	Nonaccrual loans and loan fees have been included.
2.	Net interest income divided by interest-earning assets.
3.	The indicated yields are not reflected on a tax equivalent basis.

Provision for Loan Losses.  The provision for loan losses amounted to $225,000 for the three months ended March 31, 2011 as compared to $520,000 for the three months ended March 31, 2010.  The higher provision in 2010 was primarily due to the completion of the Company’s impairment analysis with respect to a certain real estate construction loan located in center city Philadelphia that has been on non-accrual status since March 2009.

Other Income.  Other income was $149,000 for the three months ended March 31, 2011 as compared to $266,000 for the same period in 2010.  The $117,000 or 44.0% decrease was primarily the result of an $84,000 management fee from the Mutual Holding Company in 2010 that no longer exists and the Company realizing a $42,000 loss on the sale of certain equity securities that were previously owned by the Mutual Holding Company.  The decrease in other income also included a $5,000 or 5.8% decrease in the increase in cash surrender value of bank owned life insurance, partially offset by a $3,000 net gain on the sale of OREO for the three months ended March 31, 2011 compared to net loss of $20,000 for the three months ended March 31, 2010.

Other Expenses. Other expenses decreased $14,000 or 0.5% to $2.7 million for the three months ended March 31, 2011 compared to the same period in 2010.  The decrease was primarily due to a $41,000 or 2.7% decrease in salary and employee benefits, a $37,000 or 7.3% decrease in occupancy and equipment expense, a $17,000 or 10.2% decrease in FDIC insurance premiums, and a $3,000 or 4.3% decrease in directors fees.  These decreases were partially offset by a $17,000 or 44.7% increase in advertising and marketing expense, a $31,000 or 32.0% increase in professional fees, a $10,000 or 33.3% increase in loan and OREO expense, and a $26,000 or 9.8% increase in other noninterest expense.

Income Tax Expense (Benefit). Income tax expense (benefit) amounted to $179,000 and ($75,000) for the three months ended March 31, 2011 and 2010, respectively, resulting in effective tax rates of 21.0 and (67.6%), respectively.  The increase in income tax expense was primarily due to a higher amount of taxable income before income taxes.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations.  Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition.  Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors.  Any excess funds are invested in overnight and other short-term interest-earning accounts.  Cash flows are generated through the retail deposit market, its traditional funding source, for use in investing activities.  In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement.  At March 31, 2011, the Company had no outstanding advances and approximately $128.8 million of additional borrowing capacity from the FHLB of Pittsburgh.  Further, the Company has access to the Federal Reserve Bank discount window.  At March 31, 2011, no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company.  At March 31, 2011, the total approved loan commitments outstanding amounted to $12.6 million.  At the same date, commitments under unused lines of credit amounted to $24.3 million.  Certificates of deposit scheduled to mature in one year or less at March 31, 2011 totaled $182.9 million.  Management believes that a significant portion of maturing deposits will remain with the Company.  For the quarter ended March 31, 2011, there were no material changes in contractual obligations that were outside of the ordinary course of business.  Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

Impact of Inflation and Changing Prices

The unaudited condensed consolidated financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.  Unlike most industrial companies, virtually all of the Company’s assets and liabilities are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

Part I - Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Part I - Item 4T.

CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that financial information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. However, there can be no assurance that any of the outstanding legal proceedings and litigation to which the Company is a party will not be decided adversely to the Company’s interests and have a material adverse effect on the consolidated financial statements.

Item 1A. Risk Factors

   Not Applicable as the Company is a Smaller Reporting Company

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)

    (b)    On January 18, 2011, the Company completed the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure pursuant to a plan of conversion and reorganization.  Upon completion of the conversion and reorganization, Alliance Bancorp, Inc. of Pennsylvania, a new Pennsylvania company, became the holding company for the Bank and sole owner of all of the issued and outstanding shares of the Bank’s common stock.  In connection with the conversion and reorganization, 3,258,425 shares of common stock, par value $.01 per share, of the Company were sold in subscription, community and syndicated community offerings to certain depositors of the Bank and other investors for $10 per share, or $32.6 million in the aggregate (the “Offering”), and 2,216,012 shares of common stock were issued in exchange for the outstanding shares of common stock of the former federally chartered mid-tier holding company for the Bank, which also was known as Alliance Bancorp, Inc. of Pennsylvania,  held by the “public” shareholders of the mid-tier holding company (the “Exchange”). Each share of common stock of the mid-tier holding company was converted into the right to receive 0.8200 shares of common stock of the new Alliance Bancorp in the conversion and reorganization.

Pursuant to a registration statement on Form S-1 (File No. 333- 169363), which was declared effective by the SEC on November 10, 2010,  6,888,174 shares of common stock were registered and 5,474,437 were issued in the Offering and the Exchange. The Offering commenced on November 10, 2010 and was completed on January 18, 2011.  Stifel, Nicolaus & Company, Incorporated (“Stifel”) was engaged to assist in the marketing of the common stock in the Offering. For their services, Stifel received a fee of 1.0% of the aggregate dollar amount of common stock sold in the subscription and community offerings, excluding shares sold to the Company’s employee stock ownership plan (the “ESOP”) and to officers, employees and directors and their immediate families.  Stifel served as sole book-running manager of the syndicated community offering and received a fee equal to 6% of the aggregate dollar amount of common stock sold in the syndicated community offering (inclusive of the fee payable to Stifel equal to 1% of the aggregate dollar amount of the common stock sold in the subscription and community offerings).    Stifel also was engaged to act as record management agent in connection with the Offering and received a fee of $30,000 for such services.

Expenses related to the Offering were approximately $2.6 million, including the fees and expenses paid to Stifel described above, none of which were paid to officers or directors of the Company or the Bank or associates of such persons. Net proceeds of the Offering, were approximately $30.0 million. Of the net proceeds of the Offering, $15.0 million was contributed to the Bank.  Additionally, the ESOP was issued a line of credit up to $1.9 million to purchase 50,991 shares of common stock in the Offering and up to 100,000 additional shares of common stock in the open market from time-to-time following the Offering.   All other proceeds were retained by the Company for future capital needs and general corporate purposes.

Initially, both the Company and the Bank have invested the net proceeds from the Offering in short-term investments until these proceeds can be deployed for other purposes.

(c)	None

Item 3.   Defaults Upon Senior Securities

  Not Applicable

               Item 4.  [Removed and Reserved]

Item 5. Other Information

None

Item 6.  Exhibits

(a)	The following exhibits are filed herewith:

Ex. No.       Description
 31.1           Section 302 Certification of Chief Executive Officer

 31.2           Section 302 Certification of Chief Financial Officer

 32.1           Section 906 Certification of Chief Executive Officer

 32.2           Section 906 Certification of Chief Financial Officer

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: May 11, 2011	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci, President
and Chief Executive Officer

Date: May 11, 2011	By:	/s/ Peter J. Meier
Peter J. Meier, Executive Vice
President and Chief Financial Officer