Form 10-Q
period 2011-06-30
Alliance Bancorp, Inc. of Pennsylvania
filed 2011-08-12
CIK 1500711

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  Registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definition of "accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of Common Stock, par value $0.01 per share, of the Registrant as of August 12, 2011, was 5,474,437.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Part I – Item 1.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)
(Dollar amounts in thousands, except share data)

	June 30,	December 31,
	2011	2010

Assets
Cash and cash due from depository institutions	$6,121	$10,444
Interest bearing deposits with depository institutions	69,628	51,447
Total cash and cash equivalents	75,749	61,891
Investment securities available for sale	34,901	36,784
Mortgage-backed securities available for sale	13,467	16,146
Investment securities held to maturity (fair value - 2011, $24,515; 2010, $24,519)	24,206	24,644
Loans receivable - net of allowance for loan losses - 2011, $5,297; 2010, $5,090	286,768	286,056
Accrued interest receivable	1,808	1,841
Premises and equipment – net	4,661	2,547
Other real estate owned (OREO)	3,395	2,675
Federal Home Loan Bank (FHLB) stock-at cost	2,091	2,317
Bank owned life insurance	11,682	11,521
Deferred tax asset – net	5,408	5,184
Prepaid FDIC premium assessment	1,313	1,591
Prepaid expenses and other assets	1,542	1,279

Total Assets	$466,991	$454,476

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$12,623	$12,196
Interest bearing deposits	360,532	372,399
Total deposits	373,155	384,595

Other borrowings	2,856	7,384
Subscriptions payable	—	7,908
Accrued expenses and other liabilities	5,064	5,598
Total Liabilities	381,075	405,485

Stockholders’ Equity
Common stock, $.01 par value; shares authorized – June 30, 2011, 50,000,000; December 31, 2010, 15,000,000; shares issued - June 30, 2011, 5,474,437; December 31, 2010, 7,225,000; shares outstanding – June 30, 2011, 5,474,437; December 31, 2010, 6,676,476	55	72
Additional paid-in capital	56,104	23,999
Retained earnings - partially restricted	31,536	30,601
Unearned shares held by Employee Stock Ownership Plan (ESOP)	(1,402)	(482)
Accumulated other comprehensive loss	(377)	(457)
Treasury stock, at cost: 2011, -0- shares; 2010, 548,524 shares	—	(4,742)
Total Stockholders’ Equity	85,916	48,991

Total Liabilities and Stockholders’ Equity	$466,991	$454,476

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Income (unaudited)
(Dollar amounts in thousands, except per share data)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Interest and Fee Income
Loans, including fees	$4,139	$4,252	$8,279	$8,475
Mortgage-backed securities	146	209	307	450
Investment securities:
Taxable	127	257	289	526
Tax – exempt	270	262	533	531
Balances due from depository institutions	44	73	90	150
Total interest and fee income	4,726	5,053	9,498	10,132

Interest Expense
Deposits	1,053	1,444	2,194	3,001
FHLB advances and other borrowings	5	339	10	786
Total interest expense	1,058	1,783	2,204	3,787

Net Interest Income	3,668	3,270	7,294	6,345
Provision for Loan Losses	375	650	600	1,170
Net Interest Income After Provision for Loan Losses	3,293	2,620	6,694	5,175

Other Income
Service charges on deposit accounts	60	74	124	149
Management fees	—	84	—	168
Other fee income	43	47	88	87
Net loss on sale of securities	(14)	—	(57)	—
Net gain (loss) on sale of OREO	1	(1)	4	(20)
Increase in cash surrender value of bank owned life insurance	81	88	161	175
Total other income	171	292	320	559

Other Expenses
Salaries and employee benefits	1,488	1,510	2,986	3,049
Occupancy and equipment	455	465	922	969
FDIC deposit insurance premiums	142	161	292	328
Advertising and marketing	96	107	152	145
Professional fees	131	190	259	287
Loan and OREO expense	28	34	68	64
Directors’ fees	59	70	125	140
Provision for loss on OREO	—	135	—	135
Other noninterest expense	260	292	551	557
Total other expenses	2,659	2,964	5,355	5,674

Income (Loss) Before Income Tax Expense (Benefit)	805	(52)	1,659	60

Income Tax Expense (Benefit)	161	(130)	340	(205)

Net Income	$644	$78	$1,319	$265

Basic Earnings per Share	$0.12	$0.01 *	$0.25	$0.05 *

*Basic earnings per share for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which was completed in January 2011.

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollar amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Unearned Shares Held by ESOP	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income

Balance, January 1, 2010	$72	$24,015	$(4,305)	$29,848	$(602)	$(583)	$48,445
ESOP shares committed to be released					37		37
Net income				265			265	$265
Dividends declared ($0.06 per share)				(165)			(165)
Acquisition of Treasury Stock (33,200 shares)			(277)				(277)
Other comprehensive income – net of tax expense of $135						262	262	262

Balance, June 30, 2010	$72	$24,015	$(4,582)	$29,948	$(565)	$(321)	$48,567	$527

Balance, January 1, 2011	$72	$23,999	$(4,742)	$30,601	$(482)	$(457)	$48,991
ESOP shares committed to be released					77		77
Common stock acquired by ESOP					(997)		(997)
Net income				1,319			1,319	$1,319
Dividends declared ($0.07 per share)				(384)			(384)
Dissolution of mutual holding company		6,848					6,848
Proceeds from issuance of common stock, net of offering costs of $2,603	55	29,927					29,982
Cancellation of common stock and treasury stock	(72)	(4,670)	4,742
Other comprehensive income – net of tax expense of $40						80	80	80

Balance, June 30, 2011	$55	$56,104	$—	$31,536	$(1,402)	$(377)	$85,916	$1,399

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	For the Six Months
	Ended June 30,
	2011	2010
Cash Flow From Operating Activities
Net income	$1,319	$265
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Provision for:
Loan losses	600	1,170
Depreciation and amortization	266	247
Write down of OREO	—	135
Loss on sale of securities	57	—
ESOP shares committed to be released	77	37
Deferred tax benefit	(265)	(265)
(Gain) loss on the sale of OREO	(4)	20
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	(8,442)	130
Prepaid expenses and other assets	1,000	(225)
Increase in cash surrender value of bank owned life insurance	(161)	(175)
Accrued interest receivable	33	82
Net cash (used in) provided by operating activities	(5,520)	1,421

Cash Flow From Investing Activities
Purchase of investment securities-available for sale	(27,230)	(12,000)
Purchase of investment securities-held to maturity	(4,015)	—
Loans originated and acquired	(24,369)	(20,601)
Proceeds from maturities and calls of investment securities	33,433	14,376
Proceeds from the sale of securities available for sale	268	—
Redemption of FHLB stock	226	—
Principal repayments of:
Loans	21,015	20,750
Mortgage-backed securities	2,608	3,870
Purchase of premises and equipment	(323)	(288)
Investment in OREO	—	(70)
Proceeds from the sale of OREO	1,327	526
Net cash provided by investing activities	2,940	6,563

Cash Flow From Financing Activities
Dividends paid	(384)	(165)
(Decrease) increase in deposits	(11,440)	5,956
Purchase of treasury stock	—	(277)
Cash from mutual holding company reorganization	3,805	—
Proceeds from stock issuance, net	29,982	—
Stock acquired by ESOP	(997)	—
Repayments of FHLB advances	—	(27,000)
(Decrease) increase in other borrowings	(4,528)	5,022
Net cash provided by (used in) financing activities	16,438	(16,464)

Increase (decrease) in Cash and Cash Equivalents	13,858	(8,480)
Cash and Cash Equivalents, Beginning of Year	61,891	74,936
Cash and Cash Equivalents, End of Year	$75,749	$66,456

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$2,203	$3,935
Income taxes	$770	$350

Supplemental Schedule of Noncash Financing and Investing Activities:
Other real estate acquired in settlement of loans	$2,042	$669
Premises and equipment acquired from mutual holding company reorganization	$2,057	$—
Investments acquired from mutual holding company reorganization	$310	$—
Prepaid expenses and other assets acquired from mutual holding company reorganization	$676	$—

See notes to consolidated financial statements.

ALLIANCE BANCORP, INC OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Organization and Basis of Presentation

On January 18, 2011, Alliance Bancorp completed the “second-step” conversion of Alliance Bank (the “Bank”) from the mutual holding company structure to the stock holding company structure pursuant to a Plan of Conversion and Reorganization.  Upon completion of the conversion and reorganization, Alliance Bancorp, Inc. of Pennsylvania (“Alliance Bancorp” or the “Company”) a new Pennsylvania company, became the holding company for the Bank and owns all of the issued and outstanding shares of the Bank’s common stock.  In connection with the conversion and reorganization, 3,258,425 shares of common stock, par value $0.01 per share, of the new Alliance Bancorp, Inc. of Pennsylvania were sold in subscription, community and syndicated community offerings to certain depositors of the Bank and other investors for $10 per share, or $32.6 million in the aggregate, and 2,216,235 shares of common stock were issued in exchange for the outstanding shares of common stock of the former federally chartered mid-tier holding company for the Bank, which also was known as Alliance Bancorp, Inc. of Pennsylvania,  held by the “public” shareholders of the mid-tier holding company.  Each share of common stock of the mid-tier holding company was converted into the right to receive 0.8200 shares of common stock of the new Alliance Bancorp in the conversion and reorganization.  As a result of the second step conversion the former mutual holding company was folded into the new Company and 548,524 (pre-conversion) treasury shares were canceled.  Additionally, the ESOP, as discussed in Note 6, was issued a line of credit up to $1.9 million to purchase 50,991 shares of common stock in the Offering and up to 100,000 additional shares of common stock in the open market from time-to-time following the Offering.

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

Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (US GAAP).  The consolidated statement of financial condition at December 31, 2010, has been derived from audited financial statements but does not include all information and notes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results which may be expected for the year ending December 31, 2011 or any other period.  All significant intercompany accounts and transactions have been eliminated. For comparative purposes, prior periods’ consolidated financial statements have been reclassified when necessary to conform to report classifications of the current year. The reclassifications had no effect on net income or stockholders’ equity.  The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Subsequent Events. The Company has evaluated events and transactions occurring subsequent to June 30, 2011, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

(2) Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The FASB has issued this Update to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. The Update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The Update goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties.  The amendments in the Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity also must disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In April 2011, the FASB issued ASU 2011-04 (Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs). This update amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The Update clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The Update also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The Update also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this Update is effective for interim and annual periods beginning after December 15, 2011. For nonpublic entities, the Update is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted.  The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 (Presentation of Comprehensive Income).  The provisions of this update amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The Update prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this Update are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. For nonpublic entities, the provisions are effective for fiscal years ending after December 31, 2012, and for interim and annual periods thereafter. As the two remaining options for presentation existed prior to the issuance of this Update, early adoption is permitted.  The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

(3) Commitments and Contingencies
Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount.  The maximum exposure related to these commitments at June 30, 2011 was $686,000 which was secured by real estate, cash, and marketable securities.

(4) Segment Information
The Company has no reportable segments.  All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others.  For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk.

(5) Earnings Per Share
There are no convertible securities which would affect the net income (numerator) in calculating earnings per share.  Basic earnings per share data are based on the weighted-average number of shares outstanding during each period.  The Company’s capital structure has no potential dilutive securities.  The calculation for the three and six month periods ended June 30, 2010 have been adjusted for the exchange and additional share issuance in the reorganization and offering completed on January 18, 2011.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic earnings per share computation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Net Income	$644,000	$78,000	$1,319,000	$265,000

Weighted average shares outstanding	5,474,437	6,698,480	5,474,463	6,709,075
Exchange rate from the offering		0.82000		0.82000
Adjusted weighted average shares outstanding		5,492,754		5,501,442
Adjusted average unearned ESOP shares	(106,872)	(47,105)	(108,447)	(47,864)
Weighted average shares outstanding – basic	5,367,565	5,445,649	5,366,015	5,453,578

Basic earnings per share	$0.12	$0.01	$0.25	$0.05

(6) Employee Stock Ownership Plan
The Bank has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the ESOP.  The ESOP purchased 74,073 (as adjusted for the exchange ratio) shares of common stock in the offering completed on January 30, 2007 using proceeds of a loan (“loan one”) from the former mid-tier holding company.  The Bank makes quarterly payments of principal and interest over a term of 8 years at a rate of 8.25% to the Company.  Loan one is secured by the shares of the stock purchased.

As the debt is repaid, shares are released from collateral and allocated to qualified employees.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense for the ESOP, for loan one, for the three and six months ended June 30, 2011 was $19,000 and $38,000, respectively.  For the three months ended June 30, 2011 shares released for allocation, unreleased shares, and total ESOP shares, for loan one, were 2,360, 34,786, and 74,073, respectively.  For the six months ended June 30, 2011 shares released for allocation, unreleased shares, and total ESOP shares, for loan one were 4,721, 34,786, and 74,073, respectively.  For the three months ended June 30, 2010 shares released for allocation, unreleased shares, and total ESOP shares, for loan one, were 1,519, 46,345, and 74,073, respectively.  For the six months ended June 30, 2010 shares, for loan one, released for allocation, unreleased shares, and total ESOP shares, for loans one, were 3,038, 46,345, and 74,073, respectively.

The Bank has a second loan (“loan two”) associated with its ESOP for the benefit of employees who meet the eligibility requirements as defined in the ESOP.  The ESOP purchased 50,991 shares of common stock in the offering completed on January 18, 2011 and an additional 44,400 shares throughout the six months ended June 30, 2011 in the open market using proceeds of loan two from the Company.  The Bank makes quarterly payments of principal and interest over a term of 20 years at a rate of 3.25% to the Company.  Loan two is secured by the shares of the stock purchased.

As the debt is repaid, shares are released from collateral and allocated to qualified employees.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense for the ESOP, for loan two, for the three months ended June 30, 2011 was $19,000.  For the three months ended June 30, 2011 shares released for allocation, unreleased shares, and total ESOP shares, for loan two, were 1,890, 91,611, and 95,391, respectively.  The compensation expense for the ESOP, for loan two, for the six months ended June 30, 2011 was $38,000.  For the six months ended June 30, 2011 shares released for allocation, unreleased shares, and total ESOP shares, for loan 2, were 3,780, 91,611, and 95,391, respectively.

(7) Retirement Plans
The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements.  As required under FASB ASC Topic 715, Compensation – Retirement Benefits, the net pension costs included the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Net Periodic Benefit Cost
Service Cost	$68,026	$73,969	$136,052	$147,938
Interest Cost	68,807	61,440	137,614	122,880
Expected Return on Plan Assets	(93,623)	(57,073)	(187,246)	(114,146)
Amortization of Prior Service Cost	3,171	3,171	6,342	6,342
Amortization of Loss	12,449	26,493	24,898	52,986
Net Periodic Benefit Cost	$58,830	$108,000	$117,660	$216,000

The Bank has a Nonqualified Retirement and Death Benefit Agreement (the “Agreements”) with certain officers of the Bank.  The purpose of the Agreements is to provide the officers with supplemental retirement benefits equal to a specified percentage of final compensation and a pre-retirement death benefit if the officer does not attain the specific age requirement.  A summary of the interim information required under FASB ASC Topic 715, Compensation – Retirement Benefits, for the Agreements is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Net Periodic Benefit Cost
Service Cost	$9,865	$9,865	$19,730	$19,730
Interest Cost	58,852	59,123	117,704	118,246
Amortization of Loss	(5,717)	6,012	(11,434)	12,024
Net Periodic Benefit Cost	$63,000	$75,000	$126,000	$150,000

(8) Fair Value Accounting
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

Impaired Loans (Generally Carried at Fair Value). Impaired loans are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances, net of any valuation allowance.  At June 30, 2011 and December 31, 2010, the fair value consists of loan balances of $9.8 million and $11.6 million, respectively, net of valuation allowances of $2.0 million and $1.8 million, respectively.

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

The following table summarizes assets measured at fair value on a recurring basis as of June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Investment Security Obligations of FHLB	$20,973	$—	$20,973	$—
Investment Security Obligations of Freddie Mac	4,959	—	4,959	—
Investment Security Obligations of Fannie Mae	8,969	—	8,969	—
Mortgage Backed Obligations of GNMA	1,684	—	1,684	—
Mortgage Backed Obligations of FHLMC	4,686	—	4,686	—
Mortgage Backed Obligations of FNMA	7,097	—	7,097	—
Total	$48,368	$—	$48,368	$—

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Investment Security Obligations of FHLB	$12,000	$—	$12,000	$—
Investment Security Obligations of Freddie Mac	10,917	—	10,917	—
Investment Security Obligations of Fannie Mae	11,871	—	11,871	—
Investment Security Obligations of Federal Farm Credit	1,996	—	1,996	—
Mortgage Backed Obligations of GNMA	1,748	—	1,748	—
Mortgage Backed Obligations of FHLMC	5,813	—	5,813	—
Mortgage Backed Obligations of FNMA	8,585	—	8,585	—
Total	$52,930	$—	$52,930	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$7,831	$—	$—	$7,831
Total	$7,831	$—	$—	$7,831

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$9,850	$—	$—	$9,850
Other real estate owned	590	—	—	590
Total	$10,440	$—	$—	$10,440

	At June 30, 2011		At December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$6,121	$6,121	$10,444	$10,444
Interest bearing deposits at banks	69,628	69,628	51,447	51,447
Investment securities	59,107	59,416	61,428	61,303
Mortgage-backed securities	13,467	13,467	16,146	16,146
Loans receivable	286,768	285,875	286,056	285,702
FHLB stock	2,091	2,091	2,317	2,317
Accrued interest receivable	1,808	1,808	1,841	1,841

Liabilities:
NOW and MMDA deposits (1)	$94,535	$94,535	$87,064	$87,064
Other savings deposits	46,262	46,262	42,847	42,847
Certificate accounts	232,358	233,629	254,684	255,978
Other borrowed money	2,856	2,856	7,384	7,384
Accrued interest payable	21	21	20	20
Off balance sheet instruments	—	—	—	—

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

	At June 30, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$7,895	$105	$—	$—	$7,895	$105
Mortgage-backed securities	—	—	51	22	51	22
Total securities available for sale	$7,895	$105	$51	$22	$7,946	$127

Securities Held to Maturity
Municipal obligations	$3,541	$85	$420	$8	$3,961	$93

	At December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$20,669	$300	$—	$—	$20,669	$300
Mortgage-backed securities	—	—	133	16	133	16

Total securities available for sale	$20,669	$300	$133	$16	$20,802	$316

Securities Held to Maturity
Municipal obligations	$9,434	$367	$422	$6	$9,856	$373

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

As of June 30, 2011, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with the issuers of these securities.

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. As of June 30, 2011, there were 6 U.S. government obligations in a unrealized loss position for less than twelve months and none in a unrealized loss position greater than twelve months, no mortgage backed securities in a unrealized loss position for less than twelve months and 2 in a unrealized loss position greater than twelve months, and 4 municipal obligations in a unrealized loss position for less than twelve months and 1 in a unrealized loss position for more than twelve months.  The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell these securities before recovery. Management does not believe any individual unrealized loss as of June 30, 2011 represents an other-than-temporary impairment.

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

Dollars in Thousands

	June 30, 2011
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 year through 5 years	$13,920	$15	$(13)	$13,922
Due after 5 years through 10 years	6,997	56	(2)	7,051

Total	$20,917	$71	$(15)	$20,973

	June 30, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 10 years	$5,000	$16	$(57)	$4,959

Total	$5,000	$16	$(57)	$4,959

	June 30, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$3,000	$2	$—	$3,002
Due after 10 years	6,000	—	(33)	5,967

Total	$9,000	$2	$(33)	$8,969

	June 30, 2011
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due after 5 years through 10 years	$3,491	$147	—	$3,638
Due after 10 years	20,715	255	$(93)	20,877

Total	$24,206	$402	$(93)	$24,515

	December 31, 2010
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 year through 5 years	$10,000	$1	$(53)	$9,948
Due after 5 years through 10 years	1,996	71	(15)	2,052

Total	$11,996	$72	$(68)	$12,000

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 1 year through 5 years	$3,000	$2	$(2)	$3,000
Due after 5 years through 10 years	2,995	17	—	3,012
Due after 10 years	5,000	—	(95)	4,905

Total	$10,995	$19	$(97)	$10,917

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$6,000	$2	$(23)	$5,979
Due after 5 years through 10 years	6,000	—	(108)	5,892

Total	$12,000	$2	$(131)	$11,871

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Federal Farm Credit:
Due after 1 years through 5 years	$2,000	$—	$(4)	$1,996
Total	$2,000	$—	$(4)	$1,996

	December 31, 2010
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due after 5 years through 10 years	$5,155	$146	—	$5,301
Due after 10 years	19,489	102	$(373)	19,218

Total	$24,644	$248	$(373)	$24,519

Included in obligations of U.S. Government agencies at June 30, 2011 and December 31, 2010, were $30.1 million and $30.7 million, respectively, of structured notes.   These structured notes were comprised of step-up bonds that provide the U.S. Government agency with the right, but not the obligation, to call the bonds on certain dates. Investment securities with an aggregate carrying value of $3.1 million and $3.1 million were pledged as collateral for certain deposits at June 30, 2011 and December 31, 2010, respectively.  For the six months ended June 30, 2011 the Company recorded a $57,000 loss on the sale of $268,000 of equity securities, which previously were owned by the mutual holding company.  There were no sales of investment securities in 2010.

Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

Dollars in Thousands

	June 30, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$1,587	$97	$—	$1,684
FHLMC pass-through certificates	4,362	324	—	4,686
FNMA pass-through certificates	6,774	345	(22)	7,097

Total	$12,723	$766	$(22)	$13,467

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$1 ,667	$81	—	$1, 748
FHLMC pass-through certificates	5,464	349	—	5,813
FNMA pass-through certificates	8,200	401	$(16)	8,585

Total	$15,331	$831	$(16)	$16,146

At June 30, 2011 and December 31, 2010, the Company had $5.4 million and $8.1 million, respectively, in mortgage-backed securities pledged as collateral for the treasury, tax and loan account and certain deposits.  There were no sales of mortgage-backed securities in 2011 or 2010.

(10) Loans Receivable - Net
Loans receivable consist of the following:

Dollars in Thousands	At June 30,	At December 31,
	2011	2010
Real estate loans:
Single-family	$119,805	$114,984
Multi-family	10,876	6,293
Commercial	126,825	131,510
Land and construction	18,899	23,757
Commercial business	9,216	7,822
Consumer	6,859	7,152
Total loans receivable	292,480	291,518
Less:
Deferred fees	(415)	(372)
Allowance for loan losses	(5,297)	(5,090)
Loans receivable - net	$286,768	$286,056

The Company originates loans to customers located primarily in Southeastern Pennsylvania. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

Single-family real estate loans primarily consist of first mortgage liens on existing single-family residences and home equity loans.  The Company and intends to continue to originate permanent loans secured by first mortgage liens and home equity loans on single-family residential properties in the future.

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

(11) Loan Credit Quality
For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing.  A loan that is 90 days past due may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, when a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2011:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due		Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$1,431	$466	$2,606		$4,503	$115,302	$119,805	$2,532
Multi-family	39	—	—		39	10,837	10,876	—
Commercial	745	130	2,945		3,820	123,005	126,825	—
Land and construction	—	—	9,557	(1)	9,557	9,342	18,899	—
Commercial business	—	25	73		98	9,118	9,216	—
Consumer	211	84	426		721	6,138	6,859	426
Total	$2,426	$705	$15,607		$18,738	$273,742	$292,480	$2,958

(1)
The $9.6 million includes two land and construction loans which have been on non-accrual and reserved for in previous quarters, but are now entering the 90 or More Days Past Due category due to the borrowers inability to fund further payments.

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2010:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$1,772	$582	$2,382	$4,736	$110,249	$114,985	$2,308
Multi-family	—	—	—	—	6,293	6,293	—
Commercial	2,134	1,115	2,128	5,377	126,132	131,509	—
Land and construction	—	—	1,720	1,720	22,037	23,757	—
Commercial business	—	—	74	74	7,748	7,822	—
Consumer	251	105	284	640	6,512	7,152	284
Total	$4,157	$1,802	$6,588	$12,547	$278,971	$291,518	$2,592

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
(Dollars in thousands)

Real estate:
Single-family	$74	$74
Multi-family	—	—
Commercial	2,945	2,128
Land and construction	9,557	11,423
Commercial business	73	74
Consumer	—	—
Total non-accruing loans	$12,649	$13,699

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

Single family real estate loans involve certain risks such as interest rate risk and risk of non repayment.  Adjustable-rate single family real estate loans mitigates the interest rate risk to the Company that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default.  At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.  Repayment risk can be affected by job loss, divorce, illness and personal bankruptcy or the borrower.

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

Following is a summary of changes in the allowance for loan losses for the three and six months ended June 30, 2011 and the year ended December 31, 2010:

Dollars in Thousands	For the three months ended	For the six months ended	For the year ended,
	June 30, 2011	June 30, 2011	December 31, 2010

Balance, beginning of period	$5,280	$5,090	$3,538
Provision charged to operations	375	600	2,120
Charge-offs	(374)	(409)	(599)
Recoveries	16	16	31
Balance, end of year	$5,297	$5,297	$5,090

The following table presents the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three and six months ended June 30, 2011:
(Dollars in thousands)	Single Family Real Estate	Multi Family Real Estate	Commercial Real Estate	Land and Construction	Commercial Business	Consumer	Total
Allowance for loan losses for the three months ended June 30, 2011:
Beginning balance	$423	$279	$2,102	$2,247	$210	$19	$5,280
Charge-offs	—	—	(147)	(224)	—	(3)	(374)
Recoveries	—	—	16	—	—	—	16
Provisions	3	66	19	256	28	3	375
Ending balance	$426	$345	$1,990	$2,279	$238	$19	$5,297
Allowance for loan losses for the six months ended June 30, 2011:
Beginning balance	$411	$247	$2,072	$2,151	$190	$19	$5,090
Charge-offs	(33)	—	(147)	(224)	—	(5)	(409)
Recoveries	—	—	16	—	—	—	16
Provisions	48	98	49	352	48	5	600
Ending balance	$426	$345	$1,990	$2,279	$238	$19	$5,297
Ending balance:
individually evaluated for impairment	$—	$—	$26	$1,939	$14	$—	$1,979
Ending balance:
collectively evaluated for impairment	$426	$345	$1,964	$340	$224	$19	$3,318
Ending balance:
loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans receivable:
Ending balance	$119,805	$10,876	$126,825	$18,899	$9,216	$6,859	$292,480
Ending balance:
individually evaluated for impairment	$—	$—	$2,945	$9,557	$73	$—	$12,575
Ending balance:
collectively evaluated for impairment	$119,805	$10,876	$123,880	$9,342	$9,143	$6,859	$279,905
Ending balance:
loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The following table presents the allowance for loan losses and recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of December 31, 2010:

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of June 30, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)

Real estate:
Single-family	$117,199	$—	$2,606	$—	$119,805
Multi-family	7,995	2,881	—	—	10,876
Commercial	118,062	5,818	2,945	—	126,825
Land and construction	7,583	1,759	9,557	—	18,899
Commercial business	9,093	50	73	—	9,216
Consumer	6,859	—	—	—	6,859
Total	$266,791	$10,508	$15,181	$—	$292,480

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

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the three months ended June 30, 2011:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$2,741	$2,741	$—	$1,957	$17
Land and construction	$—	$—	$—	$—	$—
Commercial business	$24	$24	$—	$4	$—

With an allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$204	$204	$26	$—	$—
Land and construction	$9,557	$10,289	$1,939	$9,557	$79
Commercial business	$49	$49	$14	$4	$—

Total:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$2,945	$2,945	$26	$1,957	$17
Land and construction	$9,557	$10,289	$1,939	$9,557	$79
Commercial business	$73	$73	$14	$4	$—

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the six months ended June 30, 2011:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$2,741	$2,741	$—	$2,029	$34
Land and construction	$—	$—	$—	$—	$—
Commercial business	$24	$24	$—	$4	$—

With an allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$204	$204	$26	$204	$—
Land and construction	$9,557	$10,289	$1,939	$9,557	$145
Commercial business	$49	$49	$14	$8	$—

Total:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$2,945	$2,945	$26	$2,233	$34
Land and construction	$9,557	$10,289	$1,939	$9,557	$145
Commercial business	$73	$73	$14	$12	$—

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the year ended December 31, 2010:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$1,924	$1,924	$—	$1,264	$45
Land and construction	$—	$—	$—	$—	$—
Commercial business	$74	$74	$—	$74	$—

With an allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$204	$204	$26	$204	$2
Land and construction	$11,423	$12,010	$1,751	$9,433	$378
Commercial business	$—	$—	$—	$—	$—

Total:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$2,128	$2,128	$26	$1,468	$47
Land and construction	$11,423	$12,010	$1,751	$9,433	$378
Commercial business	$74	$74	$—	$74	$—

(12) Comprehensive Income (Loss)
Total comprehensive income (loss) includes all changes in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available-for-sale and the effects of changes in the liability for retirement plans.

The table below provides a reconciliation of the components of comprehensive income (loss) to the disclosure provided in the consolidated statement of changes in stockholders’ equity.

The components of comprehensive income (loss), net of taxes, were as follows for the following fiscal periods:

(Dollars in Thousands)
	Before	Tax	Net of
	Tax	Expense	Tax
For the three month period ended June 30, 2011:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$258	$(86)	$172
Plus: reclassification adjustment for net losses realized during the period	14	(5)	9
Change in unrealized gain on available for sale securities	272	(91)	181
Change in liability in retirement plans	—	—	—
Other comprehensive income	$272	$(91)	$181

(Dollars in Thousands)
For the three month period ended June 30, 2010:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$115	$(39)	$76
Change in unrealized gain on available for sale securities	115	(39)	76
Change in liability in retirement plans	—	—	—
Other comprehensive income	$115	$(39)	$76

	Before	Tax	Net of
	Tax	Expense	Tax
For the six month period ended June 30, 2011:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$63	$(21)	$42
Plus: reclassification adjustment for net losses realized during the period	57	(19)	38
Change in unrealized gain on available for sale securities	120	(40)	80
Change in liability in retirement plans	—	—	—
Other comprehensive income	$120	$(40)	$80

For the six month period ended June 30, 2010:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$397	$(135)	$262
Change in unrealized gain on available for sale securities	397	(135)	262
Change in liability in retirement plans	—	—	—
Other comprehensive income	$397	$(135)	$262

The components of accumulated other comprehensive loss are as follows:

(Dollars in Thousands)	For the	For the
	Six months	Twelve months
	June 30, 2011	December 31, 2010

Net unrealized gain on available for sale securities	$481	$401
Net unrealized loss on retirement plans	(858)	(858)
Total accumulated other comprehensive loss	$(377)	$(457)

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.  The Company has issued unconditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships.  The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers.  Contingent obligations under standby letters of credit totaled approximately $686,000 at June 30, 2011 and $829,000 at December 31, 2010 and represent the maximum potential future payments the Company could be required to make.  Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.  The fair value of the Company's standby letters of credit at June 30, 2011 and December 31, 2010 were insignificant.

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

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense.  Charges against the allowance for loan losses are made when management believes that the collectability of loan principal is unlikely.  Subsequent recoveries are added to the allowance.  The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio, based on evaluations of the collectability of loans.  The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions.  This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience.  All of these estimates may be susceptible to significant change.

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

Income Taxes. Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses.  As of June 30, 2011, the Company carried $858,000 in deferred tax assets from the loss on the sale and impairment charges taken on certain mutual funds.  The Company must generate capital gains within a certain time period to realize the tax benefit from these capital losses.  We also estimate a deferred tax asset valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.  These estimates and judgments are inherently subjective.  Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total assets increased $12.5 million or 2.8% to $467.0 million at June 30, 2011 compared to $454.5 million at December 31, 2010.  This increase was primarily due to a $13.9 million or 22.4% increase in total cash and cash equivalents, a $2.1 million or 83.0% increase in premises and equipment, and a $712,000 or .25% increase in net loans.  The increase in premises and equipment is primarily due to additional premises and equipment previously owned by the mutual holding company.   These increases were partially offset by a $1.9 million or 5.1% decrease in investment securities available for sale, a $2.7 million or 16.6% decrease in mortgage-backed securities available for sale, and a $438,000 or 1.8% decrease in investment securities held to maturity.   Total liabilities decreased $24.4 million or 6.0% to $381.1 million at June 30, 2011 compared to $405.5 million at December 31, 2010.  This decrease was due to a $11.9 million or 3.2% decrease in interest bearing deposits, a $4.5 million or 61.3% decrease in other borrowed money, a $534,000 or 9.5% decrease in accrued expenses and other liabilities, and a $7.9 million decrease in subscriptions payable.  These decreases were partially offset by a $427,000 or 3.5% increase in non-interest bearing deposits from December 31, 2010 to June 30, 2011.

Stockholders’ equity increased $36.9 million to $85.9 million as of June 30, 2011 compared to $49.0 million at December 31, 2010.  The increase was primarily due to the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure on January 18, 2011.  In connection with the conversion and reorganization, 3,258,425 shares of common stock, par value $0.01 per share, of the new Alliance Bancorp, Inc. of Pennsylvania were sold in subscription, community and syndicated community offerings to certain depositors of the Bank and other investors for $10 per share, or $32.6 million in the aggregate, and 2,216,235 shares of common stock were issued in exchange for the outstanding shares of common stock of the former federally chartered mid-tier holding company for the Bank, which also was known as Alliance Bancorp, Inc. of Pennsylvania,  held by the “public” shareholders of the mid-tier holding company.

Nonperforming assets increased $36,000 to $19.0 million or 4.07% of total assets at June 30, 2011 as compared to $19.0 million or 4.17% of total assets at December 31, 2010.  The nonperforming assets at June 30, 2011 included $15.6 million of nonperforming loans and $3.4 million of other real estate owned.  The increase in nonperforming assets was primarily due to an $817,000 increase in nonperforming commercial real estate loans, a $719,000 increase in other real estate owned, a $223,000 increase in nonperforming single-family residential real estate loans, and $143,000 increase in nonperforming consumer loans, mostly offset by a decrease of $1.9 million in nonperforming land and construction loans as of June 30, 2011.  Overall, nonperforming loans included $2.6 million in single-family residential real estate loans, $2.9 million in commercial real estate loans, $9.6 million in real estate construction loans, $73,000 in commercial business loans and $426,000 in consumer loans.

The Company continues to work towards the resolution of its nonperforming assets.  On June 30, 2011, a $5.8 million land and development loan located in Bradenton, FL matured and the Company has issued a formal default letter as the borrowers have been unable to provide further interest payments and meet the other terms and conditions of the forbearance agreement.  While management believes its reserve is adequate based on a January 2011 appraisal, additional reserves/charges may be needed upon foreclosure and liquidation of the property.

The Company has entered into an agreement with the borrowers of a $3.8 million residential construction loan located in center city Philadelphia, PA to allow the Company to market the note and mortgage or acquire the property through foreclosure.  The Company is in the process of marketing the property to potential buyers and management believes it has adequate reserves based upon a January 2011 appraisal and information known at this time.

On June 29, 2011, the Company transferred a $1.7 million commercial real estate construction loan to OREO which was acquired through foreclosure.  The transfer to OREO resulted in a $224,000 charge-off.  An agreement of sale and purchase is near completion and the Company expects no further loss from the sale of this property.

At June 30, 2011 and December 31, 2010, the allowance for loan losses amounted to $5.3 million and $5.1 million, respectively.  At June 30, 2011, the allowance for loan losses amounted to 33.9% of nonperforming loans and 1.81% of total loans receivable, as compared to 31.2% and 1.75%, respectively, at December 31, 2010.  The increase in the allowance for loan losses to total nonperforming loans was due to our analysis of the underlying real estate collateral securing these loans.

Although management uses the best information available to make determinations with respect to the provisions for loan losses, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially.  In addition, the Pennsylvania Department of Banking (“Department”) and the Federal Deposit Insurance Corporation (“FDIC”), as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to such allowance based on their judgments about information available to them at the time of their examination.

Comparison of Results of Operations for the Three and Six Months ended June 30, 2011 and June 30, 2010

General.  Net income increased $566,000 or 725.6% to $644,000 or $0.12 per share for the three months ended June 30, 2011 as compared to $78,000 or $0.01 per share (as adjusted) for the same period in 2010.  The increase in net income was primarily due to a $398,000 or 12.2% increase net interest income, $275,000 decrease in provision for loan losses, and a $305,000 or 10.3% decrease in other expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  The increase in net income was partially offset by a $121,000 or 41.4% decrease in other income and a $291,000 increase in income taxes for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Net income increased $1.1 million or 397.7% to $1.3 million or $0.25 per share for the six months ended June 30, 2011 as compared to $265,000 or $0.05 (as adjusted) per share for the same period in 2010.  The increase in net income was primarily due to a $949,000 or 15.0% increase in net interest income, a $570,000 decrease in provision for loan losses, and a $319,000 or 5.6% decrease in other expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  The increase in net income was partially offset by a $239,000 or 42.8% decrease in other income and a $545,000 increase in income taxes for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

The decrease in the provision for loan losses for both periods was primarily due to the result of our quarter end valuation analysis for problem loans.

Net Interest Income.  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income increased $398,000 or 12.2% during the three months ended June 30, 2011 as compared to the same period in 2010.  The increase in net interest income was primarily due to a $725,000 or 40.7% decrease in interest expense on interest bearing liabilities, partially off-set by a $327,000 or 6.5% decrease in interest on interest earnings assets. As a result, the interest rate spread increased 36 basis points from 2.78% for the three months ended June 30, 2010 to 3.14% for the three months ended June 30, 2011.

Net interest income increased $949,000 or 15.0% during the six months ended June 30, 2011 as compared to the same period in 2010.  The increase in net interest income was primarily due to a $1.6 million or 41.8% decrease in interest expense on interest bearing liabilities, partially off-set by a $634,000 or 6.3% decrease in interest on interest earnings assets. As a result, the interest rate spread increased 41 basis points from 2.71% for the six months ended June 30, 2010 to 3.12% for the six months ended June 30, 2011.

Based on the current economic environment and market competition, management anticipates pressure on the interest rate spread for 2011 which may negatively impact net interest income.

Interest Income.  Interest income decreased $327,000 or 6.5% to $4.7 million for the three months ended June 30, 2011, compared to the same period in 2010.  The decrease was due to a $122,000 or 23.5% decrease in interest income on investment securities, a $63,000 or 30.1% decrease in interest income on mortgage backed securities, a $29,000 or 39.7% decrease in interest income earned on balances due from depository institutions, and a $113,000 or 2.7% decrease on interest income on loans.  The decrease in interest income on investment securities was due to a 134 basis point or 34.3% decrease in the average yield earned, partially off-set by a $8.6 million or 16.3% increase in the average balance of investment securities.  The decrease in interest income on mortgage backed securities was due to a $6.6 million or 31.7% decrease in the average balance of mortgage backed securities, partially offset by a 9 basis point or 2.2% increase in the average yield earned.  The decrease in interest income on balances due from depository institutions was due to an $8.7 million or 11.1% decrease in the average balance of balances due from depository institutions and a 12 basis point or 32.4% decrease in the average yield earned.  The decrease in interest income on loans was due to a 24 basis point or 4.1% decrease in the average yield earned, partially offset by a $4.3 million or 1.5% increase in the average balance of loans outstanding.

Interest income decreased $634,000 or 6.3% to $9.5 million for the six months ended June 30, 2011, compared to the same period in 2010.  The decrease was due to a $235,000 or 22.2% decrease in interest income on investment securities, a $143,000 or 31.8% decrease in interest income on mortgage backed securities, a $60,000 or 40.0% decrease in interest income earned on balances due from depository institutions, and an $196,000 or 2.3% decrease on interest income on loans.  The decrease in interest income on investment securities was due to a 142 basis point or 35.9% decrease in the average yield earned, partially off-set by an $11.2 million or 21.1% increase in the average balance of investment securities.  The decrease in interest income on mortgage backed securities was due to a $6.9 million or 31.6% decrease in the average balance of mortgage backed securities.  The decrease in interest income on balances due from depository institutions was due to a $7.0 million or 9.4% decrease in the average balance of balances due from depository institutions and a 14 basis point or 35.0% decrease in the average yield earned.  The decrease in interest income on loans was due to a 21 basis point or 3.6% decrease in the average yield earned, partially offset by a $3.6 million or 1.3% increase in the average balance of loans outstanding.

Interest Expense.  Interest expense decreased $725,000 or 40.7% to $1.1 million for the three months ended June 30, 2011, compared to the same period in 2010.  This decrease was primarily due to a $391,000 or 27.1% decrease in interest expense on deposits and a $334,000 or 98.5% decrease in interest expense on borrowings.  The decrease in interest expense on deposits was due to a 37 basis point or 24.0% decrease in the rates paid on deposits and a $13.7 million or 3.7% decrease in the average balance of deposits.  The decrease in interest expense on borrowings was due to a $19.9 million or 88.2% decrease in the average balance of borrowings and a 527 basis point or 87.5% decrease in the rates paid on borrowings.

Interest expense decreased $1.6 million or 41.8% to $2.2 million for the six months ended June 30, 2011, compared to the same period in 2010.  This decrease was primarily due to a $807,000 or 26.9% decrease in interest expense on deposits and a $776,000 or 98.7% decrease in interest expense on borrowings.  The decrease in interest expense on deposits was due to a 41 basis point or 25.3% decrease in the rates paid on deposits and a $7.2 million or 2.0% decrease in the average balance of deposits.  The decrease in interest expense on borrowings was due to a $20.8 million or 81.9% decrease in the average balance of borrowings and a 577 basis point or 93.1% decrease in the rates paid on borrowings.

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

	Three Months Ended June 30,
	2011			2010
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$292,941	$4,139	5.65%	$288,656	$4,252	5.89%
Mortgage-backed securities (3)	14,200	146	4.11	20,793	209	4.02
Investment securities (3)	61,795	397	2.57	53,155	519	3.91
Due from depository institutions	69,543	44	0.25	78,228	73	0.37
Total interest-earning assets	438,479	4,726	4.31	440,832	5,053	4.58
Noninterest-earning assets	28,783			28,041
Total assets	$467,262			$468,873

Interest-bearing liabilities:
Deposits	$360,570	1,053	1.17	$374,275	1,444	1.54
FHLB advances and other borrowings	2,652	5	0.75	22,531	339	6.02
Total interest-bearing liabilities	363,222	1,058	1.17	396,806	1,783	1.80
Noninterest-bearing
Liabilities	17,807			23,189
Total liabilities	381,029			419,995
Stockholders’ equity	86,233			48,878
Total liabilities and stockholders’ equity	$467,262			$468,873

Net interest-earning assets	$75,257			$44,026
Net interest income/interest rate spread		$3,668	3.14%		$3,270	2.78%
Net yield on interest- Earning assets (2)			3.35%			2.97%

1.	Nonaccrual loans and loan fees have been included.
2.	Net interest income divided by interest-earning assets.
3.	The indicated yields are not reflected on a tax equivalent basis.

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

	Six Months Ended June 30,
	2011			2010
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$292,131	$8,279	5.67%	$288,503	$8,475	5.88%
Mortgage-backed securities (3)	14,892	307	4.14	21,774	450	4.14
Investment securities (3)	64,561	822	2.54	53,334	1,057	3.96
Due from depository institutions	68,022	90	0.26	75,038	150	0.40
Total interest-earning assets	439,606	9,498	4.32	438,649	10,132	4.62
Noninterest-earning assets	28,676			28,492
Total assets	$468,282			$467,141

Interest-bearing liabilities:
Deposits	$363,466	2,194	1.21	$370,700	3,001	1.62
FHLB advances and other borrowings	4,598	10	0.43	25,369	786	6.20
Total interest-bearing liabilities	368,064	2,204	1.20	396,069	3,787	1.91
Noninterest-bearing
Liabilities	17,300			22,220
Total liabilities	385,364			418,289
Stockholders’ equity	82,918			48,852
Total liabilities and stockholders’ equity	$468,282			$467,141

Net interest-earning assets	$71,542			$42,580
Net interest income/interest rate spread		$7,294	3.12%		$6,345	2.71%
Net yield on interest- Earning assets (2)			3.32%			2.89%

1.	Nonaccrual loans and loan fees have been included.
2.	Net interest income divided by interest-earning assets.
3.	The indicated yields are not reflected on a tax equivalent basis.

Provision for Loan Losses.  The provision for loan losses amounted to $375,000 for the three months ended June 30, 2011 as compared to $650,000 for the three months ended June 30, 2010.  The provision for loan losses amounted to $600,000 for the six months ended June 30, 2011 as compared to $1.2 million for the six months ended June 30, 2010.   The higher provisions in 2010 were primarily due to the need for additional reserves in 2010 primarily due to more significant increases in nonperforming and criticized loans.  The higher provision for the three months ended June 30, 2011 as compared to the three months ended March 31, 2011 was primarily due to a $147,000 charge-off of a commercial real estate loan.

Other Income.  Other income was $171,000 for the three months ended June 30, 2011 as compared to $292,000 for the same period in 2010.  The decrease was primarily the result of an $84,000 management fee from the mutual holding company in 2010 that no longer exists following the second step conversion and reorganization on January 18, 2011.  The decrease in other income also included a $7,000 or 8.0% decline in the increase in cash surrender value of bank owned life insurance and a $14,000 decrease in service charges on deposit accounts for the three months ended June 30, 2011.

Other income was $320,000 for the six months ended June 30, 2011 as compared to $559,000 for the same period in 2010.  The decrease was primarily the result of a $168,000 management fee from the mutual holding company in 2010 that no longer exists following the second step conversion and reorganization on January 18, 2011.  The decrease in other income also included a $14,000 or 8.0% decline in the increase in cash surrender value of bank owned life insurance, and a $25,000 decrease in service charges on deposit accounts for the six months ended June 30, 2011.  Partially offsetting this decrease was a $20,000 loss on the sale of OREO for the six month period ended June 30, 2010, compared to a gain of $4,000 for the same period in 2011.

Other Expenses. Other expenses decreased $305,000 or 10.3% to $2.7 million for the three months ended June 30, 2011 compared to the same period in 2010.  The decrease was primarily due to a $22,000 or 1.5% decrease in salary and employee benefits, a $10,000 or 2.2% decrease in occupancy and equipment expense, a $19,000 or 11.8% decrease in FDIC insurance premiums, a $59,000 or 31.1% decrease in professional fees, a $6,000 or 17.6% decrease in loan and OREO expense, an $11,000 or 15.7% decrease in directors fees, an $11,000 or 10.3% decrease in advertising and marketing expense, and a $32,000 decrease in other noninterest expense.  Also contributing to the decrease was a $135,000 provision for loss on OREO for the three month period ended June 30, 2010, compared to no provision for the same period in 2011.

Other expenses decreased $319,000 or 5.6% to $5.4 million for the six months ended June 30, 2011 compared to the same period in 2010.  The decrease was primarily due to a $63,000 or 2.1% decrease in salary and employee benefits, a $47,000 or 4.9% decrease in occupancy and equipment expense, a $36,000 or 11.0% decrease in FDIC insurance premiums, a $28,000 or 9.8% decrease in professional fees, a $15,000 or 10.7% decrease in directors’ fees, and a $6,000 decrease in other noninterest expense.  Also contributing to the decrease was a $135,000 provision for loss on OREO for the six month period ended June 30, 2010, compared to no provision for the same period in 2011.  These decreases were partially offset by a $7,000 or 4.8% increase in advertising and marketing expense and a $4,000 or 6.3% increase in loan and OREO expense.

Income Tax Expense (Benefit). Income tax expense (benefit) amounted to $161,000 and ($130,000) for the six months ended June 30, 2011 and 2010, respectively, resulting in effective tax rates of 20.0% and 250.0%, respectively.  Income tax expense (benefit) amounted to $340,000 and ($205,000) for the six months ended June 30, 2011 and 2010, respectively, resulting in effective tax rates of 20.5% and (341.7%), respectively.  The increase in income tax expense was primarily due to a higher amount of taxable income before income taxes.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations.  Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition.  Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors.  Any excess funds are invested in overnight and other short-term interest-earning accounts.  Cash flows are generated through the retail deposit market, its traditional funding source, for use in investing activities.  In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement.  At June 30, 2011, the Company had no outstanding advances and approximately $125.1 million of additional borrowing capacity from the FHLB of Pittsburgh.  Further, the Company has access to the Federal Reserve Bank discount window.  At June 30, 2011, no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company.  At June 30, 2011, the total approved loan commitments outstanding amounted to $9.7 million.  At the same date, commitments under unused lines of credit amounted to $25.4 million.  Certificates of deposit scheduled to mature in one year or less at June 30, 2011 totaled $168.3 million.  Management believes that a significant portion of maturing deposits will remain with the Company.  For the quarter ended June 30, 2011, there were no material changes in contractual obligations that were outside of the ordinary course of business.  Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

Part II - Other Information

Item 1.   Legal Proceedings

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially affect the company’s financial condition or results of operations.  However, there can be no assurance that any of the outstanding legal proceedings and litigation to which the Company is a party will not be decided adversely to the Company’s interests and have a material adverse effect on the consolidated financial statements.

Item 1A. Risk Factors

 Not Applicable as the Company is a Smaller Reporting Company

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

 None

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.  [Removed and Reserved]

Item 5. Other Information

None

Item 6.  Exhibits

(a)	The following exhibits are filed herewith:

Ex. No.	Description
10.1	Form of Incentive Stock Option Agreement for grants under the 2011 Stock Option Plan
10.2	Form of Compensatory Stock Option Agreement for grants under the 2011 Stock Option Plan
10.3	Form of Plan Share Award Agreement for grants under the 2011 Recognition and Retention Plan and Trust Agreement
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.1.INS	XBRL Instance Document*
101.2.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document*

* These interactive files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: August 12, 2011	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci, President
and Chief Executive Officer

Date: August 12, 2011	By:	/s/ Peter J. Meier
Peter J. Meier, Executive Vice President and Chief Financial Officer