Form 10-Q
period 2011-09-30
Alliance Bancorp, Inc. of Pennsylvania
filed 2011-11-08
CIK 1500711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  Registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).   Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definition of "accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of Common Stock, par value $0.01 per share, of the Registrant as of November 8, 2011, was 5,474,437.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Part I – Item 1.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)
(Dollar amounts in thousands, except share data)

	September 30,	December 31,
	2011	2010

Assets
Cash and cash due from depository institutions	$5,614	$10,444
Interest bearing deposits with depository institutions	79,830	51,447
Total cash and cash equivalents	85,444	61,891
Investment securities available for sale	22,271	36,784
Mortgage-backed securities available for sale	12,307	16,146
Investment securities held to maturity (fair value - 2011, $24,207; 2010, $24,519)	23,520	24,644
Loans receivable - net of allowance for loan losses - 2011, $4,051; 2010, $5,090	285,464	286,056
Accrued interest receivable	1,790	1,841
Premises and equipment – net	4,583	2,547
Other real estate owned (OREO)	1,899	2,675
Federal Home Loan Bank (FHLB) stock-at cost	1,986	2,317
Bank owned life insurance	11,765	11,521
Deferred tax asset – net	4,881	5,184
Prepaid FDIC premium assessment	1,223	1,591
Other prepaid expenses and assets	2,916	1,279

Total Assets	$460,049	$454,476

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$11,305	$12,196
Interest bearing deposits	357,030	372,399
Total deposits	368,335	384,595

Other borrowings	2,721	7,384
Subscriptions payable	—	7,908
Accrued expenses and other liabilities	5,023	5,598
Total Liabilities	376,079	405,485

Stockholders’ Equity
Common stock, $.01 par value; shares authorized – September 30, 2011, 50,000,000; December 31, 2010, 15,000,000; shares issued - September 30, 2011, 5,474,437; December 31, 2010, 7,225,000; shares outstanding – September 30, 2011, 5,474,437; December 31, 2010, 6,676,476	55	72
Additional paid-in capital	56,253	23,999
Retained earnings	30,485	30,601
Common stock acquired by benefit plans	(2,478)	(482)
Accumulated other comprehensive loss	(345)	(457)
Treasury stock, at cost: 2011, -0- shares; 2010, 548,524 shares	—	(4,742)
Total Stockholders’ Equity	83,970	48,991

Total Liabilities and Stockholders’ Equity	$460,049	$454,476

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Income (Unaudited)
(Dollar amounts in thousands, except per share data)

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2011	2010		2011	2010
Interest and Fee Income
Loans, including fees	$4,162	$4,261		$12,440	$12,736
Mortgage-backed securities	132	195		440	645
Investment securities:
Taxable	102	173		390	700
Tax – exempt	265	248		799	779
Balances due from depository institutions	45	40		135	190
Total interest and fee income	4,706	4,917		14,204	15,050

Interest Expense
Deposits	1,001	1,294		3,195	4,294
FHLB advances and other borrowings	4	75		14	862
Total interest expense	1,005	1,369		3,209	5,156

Net Interest Income	3,701	3,548		10,995	9,894
Provision for Loan Losses	2,425	750		3,025	1,920
Net Interest Income After Provision for Loan Losses	1,276	2,798		7,970	7,974

Other Income
Service charges on deposit accounts	66	69		190	218
Management fees	—	84		—	252
Other fee income	52	47		139	135
Net gain (loss) on sale of securities	13	—		(44)	—
Net gain (loss) on sale of OREO	—	—		4	(21)
Increase in cash surrender value of bank owned life insurance	82	82		244	256
Total other income	213	282		533	840

Other Expenses
Salaries and employee benefits	1,628	1,461		4,614	4,510
Occupancy and equipment	452	481		1,373	1,451
FDIC deposit insurance premiums	75	159		366	487
Advertising and marketing	100	98		252	243
Professional fees	160	335		420	622
Loan and OREO expense	39	43		107	107
Directors’ fees	55	72		180	212
Provision for loss on OREO	—	—		—	135
Other expense	330	276		882	832
Total other expenses	2,839	2,925		8,194	8,599

(Loss) Income Before Income Tax Benefit	(1,350)	155		309	215

Income Tax Benefit	572	54		232	259

Net (Loss) Income	$(778)	$209		$541	$474

Basic (Loss) Earnings per Share	$(0.15)	$0.04	*	$0.10	$0.09	*
Dilutive (Loss) Earnings per Share	$(0.15)	$0.04	*	$0.10	$0.09	*

*Basic earnings per share for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which was completed in January 2011.

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollar amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Common Stock Acquired by Benefit Plans	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income

Balance, January 1, 2010	$72	$24,015	$(4,305)	$29,848	$(602)	$(583)	$48,445
ESOP shares committed to be released					56		56
Net income				474			474	474
Dividends declared ($0.09 per share)				(247)			(247)
Acquisition of Treasury Stock (53,200 shares)			(437)				(437)
Other comprehensive income – net of tax expense of $94						183	183	183

Balance, September 30, 2010	$72	$24,015	$(4,742)	$30,075	$(546)	$(400)	$48,474	$657

Balance, January 1, 2011	$72	$23,999	$(4,742)	$30,601	$(482)	$(457)	$48,991
ESOP shares committed to be released					115		115
Common stock acquired by ESOP					(1,611)		(1,611)
Net income				541			541	$541
Dividends declared ($0.12 per share)				(657)			(657)
Dissolution of mutual holding company		6,848					6,848
Proceeds from issuance of common stock, net of offering costs of $2,603	55	29,927					29,982
Stock-based compensation (stock options)		39					39
Stock-based compensation (restricted stock)		110					110
Common stock acquired by 2011 Trust					(500)		(500)
Cancellation of common stock and treasury stock	(72)	(4,670)	4,742
Other comprehensive income – net of tax expense of $58						112	112	112

Balance, September 30, 2011	$55	$56,253	$—	$30,485	$(2,478)	$(345)	$83,970	$653

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	For the Nine Months
	Ended September 30,
	2011	2010
Cash Flow From Operating Activities
Net income	$541	$474
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Provision for:
Loan losses	3,025	1,920
Depreciation and amortization	400	382
Write down of OREO	—	135
Loss on sale of securities	44	—
Stock-based compensation expense	149	—
ESOP shares committed to be released	115	56
Deferred tax expense (benefit)	246	(491)
(Gain) loss on the sale of OREO	(4)	21
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	(8,483)	168
Prepaid expenses and other assets	(284)	(96)
Increase in cash surrender value of bank owned life insurance	(244)	(256)
Accrued interest receivable	51	183
Net cash (used in) provided by operating activities	(4,444)	2,496

Cash Flow From Investing Activities
Purchase of investment securities-available for sale	(32,230)	(26,000)
Purchase of investment securities-held to maturity	(4,015)	(1,015)
Loans originated and acquired	(31,708)	(31,680)
Proceeds from maturities and calls of investment securities	51,162	31,935
Proceeds from the sale of securities available for sale	958	—
Redemption of FHLB stock	331	—
Principal repayments of:
Loans	27,233	28,777
Mortgage-backed securities	3,727	5,531
Purchase of premises and equipment	(379)	(408)
Investment in OREO	—	(193)
Proceeds from the sale of OREO	2,822	551
Net cash provided by investing activities	17,901	7,498

Cash Flow From Financing Activities
Dividends paid	(657)	(247)
Decrease increase in deposits	(16,260)	(1,406)
Purchase of treasury stock	—	(437)
Cash from mutual holding company reorganization	3,805	—
Proceeds from stock issuance, net	29,982	—
Acquisition of stock by benefit plans	(2,111)	—
Repayments of FHLB advances	—	(32,000)
(Decrease) increase in other borrowings	(4,663)	4,848
Net cash provided by (used in) financing activities	10,096	(29,242)

Increase (decrease) in Cash and Cash Equivalents	23,553	(19,248)
Cash and Cash Equivalents, Beginning of Year	61,891	74,936
Cash and Cash Equivalents, End of Year	$85,444	$55,688

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$3,209	$5,328
Income taxes	$770	$350

Supplemental Schedule of Noncash Financing and Investing Activities:
Other real estate acquired in settlement of loans	$2,042	$791
Premises and equipment acquired from mutual holding company reorganization	$2,057	$—
Investments acquired from mutual holding company reorganization	$310	$—
Prepaid expenses and other assets acquired from mutual holding company reorganization	$676	$—

See notes to unaudited consolidated financial statements.

ALLIANCE BANCORP, INC OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Organization and Basis of Presentation
On January 18, 2011, Alliance Mutual Holding Company and Alliance Bancorp, Inc. of Pennsylvania, the federally chartered mid-tier holding company for Alliance Bank (the “Bank”) completed a reorganization and conversion (the “second step conversion”), pursuant to which Alliance Bancorp, Inc. of Pennsylvania, a new Pennsylvania corporation (“Alliance Bancorp” or the “Company”), acquired all the issued and outstanding shares of the Bank’s common stock.  In connection with the second step conversion, 3,258,425 shares of common stock, par value $0.01 per share, of Alliance Bancorp were sold in subscription, community and syndicated community offerings to certain depositors of the Bank and other investors for $10 per share, or $32.6 million in the aggregate (the “Offering”), and 2,216,235 shares of common stock were issued in exchange for the outstanding shares of common stock of the mid-tier holding company, which also was known as Alliance Bancorp, Inc. of Pennsylvania,  held by the “public” shareholders of the mid-tier holding company.  Each share of common stock of the mid-tier holding company was converted into the right to receive 0.8200 shares of common stock of Alliance Bancorp in the second step conversion.  As a result of the second step conversion, the former mutual holding company and the mid-tier company were merged into Alliance Bancorp and 548,524 (pre-conversion) treasury shares were canceled.  Additionally, the Banks’s Employee Stock Ownership Plan (“ESOP”), as discussed in Note 6, was issued a line of credit for up to $1.9 million to purchase 50,991 shares of common stock in the Offering and up to 100,000 additional shares of common stock in the open market from time-to-time following the Offering.

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

The Bank is subject to regulation by the Pennsylvania Department of Banking (the "Department"), as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures the Bank's deposits up to applicable limits. The Company is supervised by the Federal Reserve Board.

Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (US GAAP).  The consolidated statement of financial condition at December 31, 2010, has been derived from audited financial statements but does not include all information and notes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results which may be expected for the year ending December 31, 2011 or any other period.  All significant intercompany accounts and transactions have been eliminated. For comparative purposes, prior periods’ consolidated financial statements have been reclassified when necessary to conform to report classifications of the current year. The reclassifications had no effect on net income or stockholders’ equity.  The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Subsequent Events. The Company has evaluated events and transactions occurring subsequent to September 30, 2011, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

(2) Recent Accounting Pronouncements
In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The FASB has issued this Update to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. The Update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The Update goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties.  The amendments in the Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity also must disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

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

(3) Commitments and Contingencies
Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount.  The maximum exposure related to these commitments at September 30, 2011 was $661,000 which was primarily secured by real estate.

(4) Segment Information
The Company has no reportable segments.  All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others.  For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk.

(5) Earnings Per Share
Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. At September 30, 2011, there were 227,750 antidilutive CSEs. At September 30, 2010, the Company had no CSEs.  The calculations for the three and nine month periods ended September 30, 2010 have been adjusted for the exchange and additional share issuance in the reorganization and offering completed on January 18, 2011.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Net (Loss) Income	$(778,000)	$209,000	$541,000	$474,000

Weighted average shares outstanding	5,474,437	6,687,128	5,474,454	6,701,679
Exchange rate from the offering	—	0.82000	—	0.82000
Adjusted weighted average shares outstanding	5,474,437	5,483,445	5,474,454	5,495,377
Adjusted average unearned ESOP shares	(152,072)	(45,586)	(134,122)	(47,105)
Weighted average shares outstanding – basic	5,322,365	5,437,859	5,340,332	5,448,272
Effect of dilutive common stock equivalents	—	—	55,672	—
Adjusted weighted average shares outstanding-dilutive	5,322,365	5,437,859	5,396,004	5,448,272

Basic (loss) earnings per share	$(0.15)	$0.04	$0.10	$0.09
Dilutive (loss) earnings per share	$(0.15)	$0.04	$0.10	$0.09

(6) Employee Stock Ownership Plan
The Bank has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the ESOP.  The ESOP purchased 74,073 (as adjusted for the exchange ratio) shares of common stock in the offering completed on January 30, 2007 using proceeds of a loan from the former mid-tier holding company.  The Bank makes quarterly payments of principal and interest over a term of 8 years at a rate of 8.25% to the Company.  The loan is secured by the shares of the stock purchased.  The ESOP has a second loan from the Company to fund the purchase of additional shares for the benefit of employees who meet the eligibility requirements.  The ESOP purchased 50,991 shares of common stock in the offering completed on January 18, 2011 and an additional 100,000 shares throughout the nine months ended September 30, 2011 in the open market using proceeds of the second loan from the Company.  The Bank makes quarterly payments of principal and interest over a term of 20 years at a rate of 3.25% to the Company.  The second loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released from collateral and allocated to qualified employees.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense for the ESOP for the three and nine months ended September 30, 2011 was $38,000 and $115,000, respectively.  The compensation expense for the ESOP for the three and nine months ended September 30, 2010 was $19,000 and $56,000, respectively.  For the three months ended September 30, 2011 shares released for allocation, unreleased shares, and total ESOP shares were 3,488, 180,034, and 225,064, respectively.  For the nine months ended September 30, 2011 shares released for allocation, unreleased shares, and total ESOP shares were 10,464, 180,034, and 225,064, respectively.  For the three months ended September 30, 2010 shares released for allocation, unreleased shares, and total ESOP shares were 1,519, 44,826, and 74,073, respectively.  For the nine months ended September 30, 2010 shares released for allocation, unreleased shares, and total ESOP shares were 4,557, 44,826, and 74,073, respectively.

(7) Retirement Plans
The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements.  As required under FASB ASC Topic 715, Compensation – Retirement Benefits, the net pension costs included the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Net Periodic Benefit Cost
Service Cost	$68,026	$73,587	$204,078	$220,761
Interest Cost	68,807	66,854	206,421	200,562
Expected Return on Plan Assets	(93,623)	(91,717)	(280,869)	(246,984)
Amortization of Prior Service Cost	3,171	3,171	9,513	9,513
Amortization of Loss	12,449	9,937	37,347	29,811
Net Periodic Benefit Cost	$58,830	$61,832	$176,490	$213,663

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Net Periodic Benefit Cost
Service Cost	$9,865	$9,865	$29,595	$29,595
Interest Cost	58,852	59,123	176,556	177,369
Amortization of Loss	(5,717)	6,012	(17,151)	18,036
Net Periodic Benefit Cost	$63,000	$75,000	$189,000	$225,000

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

Impaired Loans (Generally Carried at Fair Value). Impaired loans are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances, net of any valuation allowance.  At September 30, 2011 and December 31, 2010, the fair value consists of loan balances of $5.2 million and $9.8 million, respectively, net of valuation allowances of $891,000 and $1.8 million, respectively.

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

The following table summarizes assets measured at fair value on a recurring basis as of September 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Investment Security Obligations of FHLB	$13,238	$—	$13,238	$—
Investment Security Obligations of Freddie Mac	5,034	—	5,034	—
Investment Security Obligations of Fannie Mae	3,999	—	3,999	—
Mortgage Backed Obligations of GNMA	1,587	—	1,587	—
Mortgage Backed Obligations of FHLMC	4,220	—	4,220	—
Mortgage Backed Obligations of FNMA	6,500	—	6,500	—
Total	$34,578	$—	$34,578	$—

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$5,179	$—	$—	$5,179
Total	$5,179	$—	$—	$5,179

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$9,850	$—	$—	$9,850
Other real estate owned	590	—	—	590
Total	$10,440	$—	$—	$10,440

	At September 30, 2011		At December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$5,614	$5,614	$10,444	$10,444
Interest bearing deposits at banks	79,830	79,830	51,447	51,447
Investment securities	45,791	46,478	61,428	61,303
Mortgage-backed securities	12,307	12,307	16,146	16,146
Loans receivable	285,464	284,396	286,056	285,702
FHLB stock	1,986	1,986	2,317	2,317
Accrued interest receivable	1,790	1,790	1,841	1,841

Liabilities:
NOW and MMDA deposits (1)	$91,409	$91,409	$87,064	$87,064
Other savings deposits	46,343	46,343	42,847	42,847
Certificate accounts	230,583	231,911	254,684	255,978
Other borrowed money	2,721	2,721	7,384	7,384
Accrued interest payable	20	20	20	20
Off balance sheet instruments	—	—	—	—

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

	At September 30, 2011
	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$3,989	$12	$—	$—	$3,989	$12
Mortgage-backed securities	—	—	5	1	5	1
Total securities available for sale	$3,989	$12	$5	$1	$3,994	$13

Securities Held to Maturity
Municipal obligations	$997	$1	$421	$6	$1,418	$7

	At December 31, 2010
	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$20,669	$300	$—	$—	$20,669	$300
Mortgage-backed securities	—	—	133	16	133	16

Total securities available for sale	$20,669	$300	$133	$16	$20,802	$316

Securities Held to Maturity
Municipal obligations	$9,434	$367	$422	$6	$9,856	$373

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

As of September 30, 2011, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with the issuers of these securities.

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. As of September 30, 2011, there were 3 U.S. government obligations in a unrealized loss position for less than twelve months and none in a unrealized loss position greater than twelve months, no mortgage backed securities in a unrealized loss position for less than twelve months and 1 in a unrealized loss position greater than twelve months, and 1 municipal obligation in an unrealized loss position for less than twelve months and 1 in an unrealized loss position for more than twelve months.  The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell these securities before recovery. Management does not believe any individual unrealized loss as of September 30, 2011 represents an other-than-temporary impairment.

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

Dollars in Thousands

	September 30, 2011
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 year through 5 years	$6,197	$47	$(7)	$6,237
Due after 5 years through 10 years	7,000	1	—	7,001

Total	$13,197	$48	$(7)	$13,238

	September 30, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 10 years	$5,000	$34	$—	$5,034

Total	$5,000	$34	$—	$5,034

	September 30, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$2,000	$4	$(3)	$2,001
Due after 10 years	2,000	—	(2)	1,998

Total	$4,000	$4	$(5)	$3,999

	September 30, 2011
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due after 1 years through 5 years	$1,000	$55	$—	$1,055
Due after 5 years through 10 years	3,444	62	(7)	3,499
Due after 10 years	19,076	577	—	19,653

Total	$23,520	$694	$(7)	$24,207

	December 31, 2010
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 year through 5 years	$10,000	$1	$(53)	$9,948
Due after 5 years through 10 years	1,996	71	(15)	2,052

Total	$11,996	$72	$(68)	$12,000

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 1 year through 5 years	$3,000	$2	$(2)	$3,000
Due after 5 years through 10 years	2,995	17	—	3,012
Due after 10 years	5,000	—	(95)	4,905

Total	$10,995	$19	$(97)	$10,917

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$6,000	$2	$(23)	$5,979
Due after 5 years through 10 years	6,000	—	(108)	5,892

Total	$12,000	$2	$(131)	$11,871

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Federal Farm Credit:
Due after 1 years through 5 years	$2,000	$—	$(4)	$1,996
Total	$2,000	$—	$(4)	$1,996

	December 31, 2010
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due after 5 years through 10 years	$5,155	$146	—	$5,301
Due after 10 years	19,489	102	$(373)	19,218

Total	$24,644	$248	$(373)	$24,519

Included in obligations of U.S. Government agencies at September 30, 2011 and December 31, 2010, were $22.3 million and $30.7 million, respectively, of structured notes.   These structured notes were comprised of step-up bonds that provide the U.S. Government agency with the right, but not the obligation, to call the bonds on certain dates. Investment securities with an aggregate carrying value of $2.1 million and $3.1 million were pledged as collateral for certain deposits at September 30, 2011 and December 31, 2010, respectively.  In September of 2011, the Company identified a held-to-maturity security whose issuer had shown evidence of a significant deterioration of its credit worthiness and sold the security which had an amortized cost of $688,000.  As a result of the sale the Company recorded a gain on the sale of the investment of $13,000.  In addition, during the nine months ended September 30, 2011 the Company recorded a $57,000 loss on the sale of $268,000 of equity securities, which previously were owned by the mutual holding company.

Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

Dollars in Thousands

	September 30, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$1,490	$97	$—	$1,587
FHLMC pass-through certificates	3,932	288	—	4,220
FNMA pass-through certificates	6,181	320	(1)	6,500

Total	$11,603	$705	$(1)	$12,307

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$1 ,667	$81	—	$1, 748
FHLMC pass-through certificates	5,464	349	—	5,813
FNMA pass-through certificates	8,200	401	$(16)	8,585

Total	$15,331	$831	$(16)	$16,146

At September 30, 2011 and December 31, 2010, the Company had $2.3 million and $8.1 million, respectively, in mortgage-backed securities pledged as collateral for the treasury, tax and loan account and certain deposits.  There were no sales of mortgage-backed securities in 2011 or 2010.

(10) Loans Receivable - Net
Loans receivable consist of the following:

Dollars in Thousands	At September 30,	At December 31,
	2011	2010
Real estate loans:
Single-family	$118,158	$114,984
Multi-family	10,780	6,293
Commercial	129,944	131,510
Land and construction	15,261	23,757
Commercial business	8,999	7,822
Consumer	6,785	7,152
Total loans receivable	289,927	291,518
Less:
Deferred fees	(412)	(372)
Allowance for loan losses	(4,051)	(5,090)
Loans receivable - net	$285,464	$286,056

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2011:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$1,155	$1,006	$3,344	$5,505	$112,653	$118,158	$2,996
Multi-family	—	—	—	—	10,780	10,780	—
Commercial	4,189	326	3,039	7,554	122,390	129,944	—
Land and construction	1,438	359	5,861	7,658	7,603	15,261	—
Commercial business	137	131	74	342	8,657	8,999	—
Consumer	177	104	503	784	6,001	6,785	503
Total	$7,096	$1,926	$12,821	$21,843	$268,084	$289,927	$3,499

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2010:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$1,772	$582	$2,382	$4,736	$110,249	$114,985	$2,308
Multi-family	—	—	—	—	6,293	6,293	—
Commercial	2,134	1,115	2,128	5,377	126,132	131,509	—
Land and construction	—	—	1,720	1,720	22,037	23,757	—
Commercial business	—	—	74	74	7,748	7,822	—
Consumer	251	105	284	640	6,512	7,152	284
Total	$4,157	$1,802	$6,588	$12,547	$278,971	$291,518	$2,592

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
(Dollars in thousands)

Real estate:
Single-family	$348	$74
Multi-family	—	—
Commercial	3,039	2,128
Land and construction	5,861	11,423
Commercial business	74	74
Consumer	—	—
Total non-accruing loans	$9,322	$13,699

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

Following is a summary of changes in the allowance for loan losses for the three and nine months ended September 30, 2011 and the year ended December 31, 2010:

Dollars in Thousands	For the three months ended	For the nine months ended	For the year ended,
	September 30, 2011	September 30, 2011	December 31, 2010

Balance, beginning of period	$5,297	$5,090	$3,538
Provision charged to operations	2,425	3,025	2,120
Charge-offs	(3,712)	(4,122)	(599)
Recoveries	41	58	31
Balance, end of year	$4,051	$4,051	$5,090

The following table presents the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three and nine months ended September 30, 2011:

(Dollars in thousands)	Single Family Real Estate	Multi Family Real Estate	Commercial Real Estate	Land and Construction	Commercial Business	Consumer	Total
Allowance for loan losses for the three months ended September 30, 2011:
Beginning balance	$426	$345	$1,990	$2,279	$238	$19	$5,297
Charge-offs	(14)	—	—	(3,673)	(24)	(1)	(3,712)
Recoveries	—	—	1	40	—	—	41
Provisions	82	(95)	517	1,905	16	—	2,425
Ending balance	$494	$250	$2,508	$551	$230	$18	$4,051
Allowance for loan losses for the nine months ended September 30, 2011:
Beginning balance	$411	$247	$2,072	$2,151	$190	$19	$5,090
Charge-offs	(47)	—	(147)	(3,898)	(24)	(6)	(4,122)
Recoveries	—	—	18	40	—	—	58
Provisions	130	3	565	2,258	64	5	3,025
Ending balance	$494	$250	$2,508	$551	$230	$18	$4,051
Ending balance:
individually evaluated for impairment	$—	$151	$727	$—	$13	$—	$891
Ending balance:
collectively evaluated for impairment	$494	$99	$1,781	$551	$217	$18	$3,160
Ending balance:
loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans receivable:
Ending balance	$118,158	$10,780	$129,944	$15,261	$8,999	$6,785	$289,927
Ending balance:
individually evaluated for impairment	$—	$2,834	$3,909	$7,348	$197	$—	$14,288
Ending balance:
collectively evaluated for impairment	$118,158	$7,946	$126,035	$7,913	$8,802	$6,785	$275,639
Ending balance:
loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of September 30, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)

Real estate:
Single-family	$114,314	$500	$3,344	$—	$118,158
Multi-family	7,946	—	2,834	—	10,780
Commercial	121,872	4,163	3,909	—	129,944
Land and construction	7,554	359	7,348	—	15,261
Commercial business	8,802	—	197	—	8,999
Consumer	6,785	—	—	—	6,785
Total	$267,273	$5,022	$17,632	$—	$289,927

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

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the three months ended September 30, 2011:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$2,208	$2,208	$—	$2,016	$18
Land and construction	$5,861	$10,289	$—	$5,861	$—
Commercial business	$149	$149	$—	$49	$1

With an allowance recorded:
Real estate:
Multi-family	$2,834	$2,834	$151	$945	$17
Commercial	$1,701	$1,701	$437	$1,137	$7
Land and construction	$1,487	$1,487	$290	$496	$8
Commercial business	$48	$48	$13	$49	$—

Total:
Real estate:
Multi-family	$2,834	$2,834	$151	$945	$17
Commercial	$3,909	$3,909	$437	$3,153	$25
Land and construction	$7,348	$11,776	$290	$6,357	$8
Commercial business	$197	$197	$13	$98	$1

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the nine  months ended September 30, 2011:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$2,208	$2,208	$—	$1,464	$52
Land and construction	$5,861	$10,289	$—	$4,396	$—
Commercial business	$149	$149	$—	$13	$1

With an allowance recorded:
Real estate:
Multi-family	$2,834	$2,834	$151	$236	$17
Commercial	$1,701	$1,701	$437	$335	$7
Land and construction	$1,487	$1,487	$290	$124	$8
Commercial business	$48	$48	$13	$16	$—

Total:
Real estate:
Multi-family	$2,834	$2,834	$151	$236	$17
Commercial	$3,909	$3,909	$437	$1,799	$59
Land and construction	$7,348	$11,776	$290	$4,520	$8
Commercial business	$197	$197	$13	$29	$1

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the year ended December 31, 2010:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$1,924	$1,924	$—	$1,264	$45
Land and construction	$—	$—	$—	$—	$—
Commercial business	$74	$74	$—	$74	$—

With an allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$204	$204	$26	$204	$2
Land and construction	$11,423	$12,010	$1,751	$9,433	$378
Commercial business	$—	$—	$—	$—	$—

Total:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$2,128	$2,128	$26	$1,468	$47
Land and construction	$11,423	$12,010	$1,751	$9,433	$378
Commercial business	$74	$74	$—	$74	$—

The following table summarizes information in regards to troubled debt restructurings at September 30, 2011:

(Dollars in Thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Real estate:
Single-family	—	—	—
Multi-family	2	$2,834	$2,834
Commercial	3	$1,280	$1,280
Land and construction(1)	2	$9,702	$5,861
Commercial business	—	—	—
Consumer	—	—	—

	Number of Contracts	Recorded Investment
That Subsequently Defaulted
Real estate:
Single-family	—	—
Multi-family	—	—
Commercial	—	—
Land and construction	2	$5,861
Commercial business	—	—
Consumer	—	—

At September 30, 2011, the Company has two multi-family, three commercial real estate, and two land and construction loans classified as troubled debt restructurings.  The two multi-family loans are to one borrower, are classified as substandard in the Company’s allowance for loan loss, and have a $151,000 reserve against them.  The three commercial real estate loans are to one borrower, are classified as special mention in the Company’s allowance for loan loss, and have no reserve against them.  The two land and construction loans are to two borrowers, are classified as substandard in the Company’s allowance for loan loss, partially written down by $3.7 million in charge-offs for the nine months ended September 30, 2011, and have no reserve against them.  All of the troubled debt restructurings were changes in interest rates and no debt was forgiven.

The two multi-family and the two land and construction loans were classified as troubled debt restructurings at December 31, 2010, while the three commercial real estate were classified as troubled debt restructurings during the three and nine month period ended September 30, 2011.

The following table summarizes information in regards to troubled debt restructurings at December 31, 2010:

(Dollars in Thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Real estate:
Single-family	—	—	—
Multi-family	2	$2,895	$2,895
Commercial	—	—	—
Land and construction(1)	2	$9,702	$9,702
Commercial business	—	—	—
Consumer	—	—	—

	Number of Contracts	Recorded Investment
That Subsequently Defaulted
Real estate:
Single-family	—	—
Multi-family	—	—
Commercial	—	—
Land and construction	—	—
Commercial business	—	—
Consumer	—	—

At December 31, 2010, the Company had two multi-family and two land and construction loans classified as troubled debt restructurings.  The two multi-family loans were to one borrower, were classified as special mention in the Company’s allowance for loan loss, and had a $205,000 reserve against them.  The two land and construction loans were to two borrowers, were classified as substandard in the Company’s allowance for loan loss, and had a $1.6 million reserve against them.  All of the troubled debt restructurings were changes in interest rates and no debt was forgiven.  At December 31, 2010, there we no troubled debt restructurings in default subsequent to the restructuring.

(12) Comprehensive Income
Total comprehensive income includes all changes in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available-for-sale and the effects of changes in the liability for retirement plans.

The table below provides a reconciliation of the components of other comprehensive income (loss) to the disclosure provided in the consolidated statement of changes in stockholders’ equity.

The components of comprehensive income (loss), net of taxes, were as follows for the following fiscal periods:

(Dollars in Thousands)
	Before	Tax	Net of
	Tax	Impact	Tax
For the three month period ended September 30, 2011:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$61	$(20)	$41
Plus: reclassification adjustment for net gains realized during the period	(13)	4	(9)
Change in unrealized gain on available for sale securities	48	(16)	32
Change in liability in retirement plans	—	—	—
Other comprehensive income	$48	$(16)	$32

For the three month period ended September 30, 2010:
Unrealized losses on available for sale securities
Unrealized holding losses arising during period	$(120)	$41	$(79)
Change in unrealized losses on available for sale securities	(120)	41	(79)
Change in liability in retirement plans	—	—	—
Other comprehensive loss	$(120)	$41	$(79)

	Before	Tax	Net of
	Tax	Impact	Tax
For the nine month period ended September 30, 2011:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$126	$(43)	$83
Plus: reclassification adjustment for net losses realized during the period	44	(15)	29
Change in unrealized gain on available for sale securities	170	(58)	112
Change in liability in retirement plans	—	—	—
Other comprehensive income	$170	$(58)	$112

For the nine month period ended September 30, 2010:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$277	$(94)	$183
Change in unrealized gain on available for sale securities	277	(94)	183
Change in liability in retirement plans	—	—	—
Other comprehensive income	$277	$(94)	$183

The components of accumulated other comprehensive loss are as follows:

(Dollars in Thousands)	For the	For the
	Nine months	Twelve months
	September 30, 2011	December 31, 2010

Net unrealized gain on available for sale securities	$513	$401
Net unrealized loss on retirement plans	(858)	(858)
Total accumulated other comprehensive loss	$(345)	$(457)

(13) Stock-Based Compensation
Recognition and Retention Plan and Trust
In July of 2011, the shareholders of the Company approved the adoption of the 2011 Recognition and Retention Plan and Trust (the “2011 RRP”).  In order to fund the 2011 RRP, the 2011 Recognition Plan Trust (the “2011 Trust”) acquired 47,300 shares of the Company’s common stock in the open market for approximately $500,000 at an average price of $10.58 per share.  The Company made sufficient contributions to the 2011 Trust to fund the purchase of these shares.  Pursuant to the terms of the RRP, an additional 160,900 shares will need to be acquired. The 2011 RRP shares generally vest at the rate of 20% per year over five years.  On July 20, 2011, 208,200 shares of restricted stock were awarded.  The restricted shares had a grant date fair value of $11.05 per share.  As of September 30, 2011, a total of 10,777 shares of common stock have been reserved for future issuance pursuant to the 2011 RRP.

A summary of the status of the shares under the 2011 RRP as of September 30, 2011 and changes during the nine months ended September 30, 2011 are presented below:

Nine Months Ended September 30, 2011
Weighted
	Number of	average grant
	shares	date fair value

Restricted at the beginning of the year	—	—
Granted	208,200	$11.05
Vested	—	—
Forfeited	—	—
Restricted at the end of the period	208,200	$11.05

Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant.  During the three and nine month periods ended September 30, 2011, approximately 10,408 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $110,000 in compensation expense.   As of September 30, 2011, approximately $2.2 million in additional compensation expense is scheduled to be recognized over the remaining vesting period of 4.8 years.  Under the terms of the 2011 RRP, any unvested RRP awards will become fully vested upon a change in control resulting in the full recognition of any unrecognized expense.

Stock Options
In July 2011, the shareholders of the Company also approved the adoption of the 2011 Stock Option Plan (the “2011 Option Plan”).   The 2011 Option Plan options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date.   On July 20, 2011, options to purchase 277,750 shares of common stock were awarded.  As of September 30, 2011, a total of 48,092 shares of common stock have been reserved for future issuance pursuant to the 2011 Option Plan.

A summary of the status of the Company’s stock options under the 2011 Option Plan as of September 30, 2011, and changes during the nine months ended September 30, 2011, is presented below:
Nine Months Ended September 30, 2011
Weighted
	Number of	average
	shares	exercise price

Options outstanding at the beginning of the year	—	—
Granted	277,750	$11.05
Exercised	—	—
Vested	—	—
Forfeited	—	—
Options outstanding at the end of the period	277,750	$11.05
Exercisable at the end of the period	—	—

The fair value of each option grant is estimated using the Black-Scholes pricing model with the following weighted average assumptions form the options granted in 2011: dividend yield of 2.0%, risk-free interest rate of 1.58%, expected life of 7.0 years, and volatility of 30.34%.  The calculated fair value of options granted in 2011 was $2.99.  The weighted average contractual term of the option was 9.7 years at September 30, 2011.  No options were exercisable at September 30, 2011.

During the three and nine months ended September 30, 2011, approximately $39,000 was recognized in compensation expense for the Option Plan.   At September 30, 2011, approximately $757,000 in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 4.8 years.

(14) Contingent Obligations
The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.  The Company has issued unconditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships.  The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers.  Contingent obligations under standby letters of credit totaled approximately $661,000 at September 30, 2011 and $829,000 at December 31, 2010 and represent the maximum potential future payments the Company could be required to make.  Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.  The fair value of the Company's standby letters of credit at September 30, 2011 and December 31, 2010 were insignificant.

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

Income Taxes. Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses.  As of September 30, 2011, the Company carried $858,000 in deferred tax assets from the loss on the sale and impairment charges taken on certain mutual funds.  The amounts and expiration dates of these capital losses are $860,000, $1.1 million, $292,000, and $267,000 for the years ending December 31, 2012, 2013, 2014, and 2015, respectively.  Management believes it has the ability to generate sufficient capital gains within the necessary time periods to realize the tax benefit from these capital losses.  We also estimate a deferred tax asset valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.  These estimates and judgments are inherently subjective.  Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total assets increased $5.6 million or 1.2% to $460.0 million at September 30, 2011 compared to $454.5 million at December 31, 2010.  This increase was primarily due to a $23.6 million or 38.1% increase in total cash and cash equivalents and a $2.0 million or 80.0% increase in premises and equipment.  The increase in premises and equipment is primarily due to additional premises and equipment previously owned by the mutual holding company.   These increases were partially offset by a $14.5 million or 39.5% decrease in investment securities available for sale, a $3.8 million or 23.8% decrease in mortgage-backed securities available for sale, a $1.1 million or 4.6% decrease in investment securities held to maturity, and a $592,000 or 0.2% decrease in net loans.   Total liabilities decreased $29.4 million or 7.3% to $376.1 million at September 30, 2011 compared to $405.5 million at December 31, 2010.  This decrease was due to a $15.4 million or 4.1% decrease in interest bearing deposits, a $4.7 million or 63.2% decrease in other borrowings, a $575,000 or 10.3% decrease in accrued expenses and other liabilities, and a $7.9 million decrease in subscriptions payable related to the January 2011 stock offering and reorganization.

Stockholders’ equity increased $35.0 million to $84.0 million as of September 30, 2011 compared to $49.0 million at December 31, 2010.  The increase was primarily due to the stock offering in connection with the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure on January 18, 2011.  In connection with the conversion and reorganization, 3,258,425 shares of common stock, par value $0.01 per share, of the new Alliance Bancorp, Inc. of Pennsylvania were sold in subscription, community and syndicated community offerings to certain depositors of the Bank and other investors for $10 per share, or $32.6 million in the aggregate, and 2,216,235 shares of common stock were issued in exchange for the outstanding shares of common stock of the former federally chartered mid-tier holding company for the Bank, which also was known as Alliance Bancorp, Inc. of Pennsylvania,  held by the “public” shareholders of the mid-tier holding company.

Nonperforming assets decreased $4.3 million to $14.7 million or 3.20% of total assets at September 30, 2011 as compared to $19.0 million or 4.17% of total assets at December 31, 2010.  The nonperforming assets at September 30, 2011 included $12.8 million in nonperforming loans and $2.0 million in other real estate owned.  The decrease in nonperforming assets during the first nine months of 2011 was primarily due to a $5.6 million decrease in nonperforming real estate construction loans that was primarily due to the $3.7 million in charge-offs and the transfer of a $1.7 million commercial real estate construction loan to other real estate owned which was sold in September 2011 and resulted in a $40,000 recovery against the $224,000 charge-off taken in June 2011.  In addition, other changes in nonperforming assets included a $777,000 decrease in other real estate owned, a $962,000 increase in nonperforming single-family residential real estate loans, a $910,000 increase in non-performing commercial real estate loans and a $220,000 increase in non-performing consumer loans as of September 30, 2011.  Overall, nonperforming loans included $3.3 million in single-family residential real estate loans, $3.0 million in commercial real estate loans, $5.9 million in real estate construction loans, $74,000 in commercial business loans and $503,000 in consumer loans.  The allowance for loan losses amounted to $4.1 million or 31.6% of nonperforming loans at September 30, 2011 as compared to $5.1 million or 31.2% of non-performing loans at December 31, 2010.

The Company continues to work towards the resolution of its nonperforming assets.  During the third quarter of 2011, the company received updated appraisals using the bulk sale or liquidation value for the collateral supporting its two largest nonperforming loans.  In September of 2011, the Company charged-off $2.6 million related to a land and development loan located in Bradenton, FL which had a carrying value of $3.2 million at September 30, 2011.  Management is currently in discussions with a potential buyer to dispose of this property which would result in a small recovery.  Also, in September 2011, the Company charged-off $1.1 million related to a residential construction loan located in center city Philadelphia, PA which had a carrying value of $2.7 million at September 30, 2011.  Management is currently in the process of securing a management agreement for this property followed by a sale of the property to a third party developer for its carrying value of $2.7 million.

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

Comparison of Results of Operations for the Three and Nine Months ended September 30, 2011 and September 30, 2010

General.  Net (loss) income decreased $987,000 or 472.2% to $(778,000) or $(0.15) per share for the three months ended September 30, 2011 as compared to $209,000 or $0.03 per share (as adjusted) for the same period in 2010.  The net loss for the three months ended September 30, 2011 was primarily due to an increase of $1.7 million in the provision for loan losses to $2.4 million for the quarter as compared to $750,000 for the same period in 2010.  The increased provision was made primarily due to the receipt of two updated appraisals on real estate construction loans and management’s decision to use the bulk sale or liquidation values of the collateral supporting these loans as their carrying values.  The decrease in net income was also attributed to a $211,000 or 4.3% decrease in interest income and a $69,000 or 24.5% decrease in other income for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  The decrease in net income was partially offset by a $364,000 or 26.6% decrease in interest expense, a $86,000 or 2.9% decrease in other expenses, and a $518,000 increase in income tax benefit for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Net income increased $67,000 or 14.1% to $541,000 or $0.10 per share for the nine months ended September 30, 2011 as compared to $474,000 or $0.09 (as adjusted) per share for the same period in 2010.  The increase in net income was primarily due to a $1.9 million or 37.8% decrease in interest expense for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The increase in net income was partially offset by a $846,000 or 5.6% decrease in interest income, a $1.1 million or 57.6% increase in provision for loan loss, a $307,000 or 36.5% decrease in other income, and a $27,000 or 10.4% decrease in income tax benefit for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

The increase in the provision for loan losses in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to $2.6 million and $1.1 million in charge-offs taken on two non-accrual real estate construction loans on property located in Bradenton, Florida and center city Philadelphia, respectively.  These charge-offs, of which $1.9 million was reserved prior to the third quarter of 2011, resulted from updated appraisals that were based on bulk sale or liquidation values for the collateral supporting these loans.

Net Interest Income.  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income increased $153,000 or 4.31% during the three months ended September 30, 2011 as compared to the same period in 2010.  The increase in net interest income was primarily due to a $364,000 or 26.6% decrease in interest expense on interest bearing liabilities, partially offset by a $211,000 or 4.3% decrease in interest income on interest earnings assets. Overall, the interest rate spread decreased 5 basis points from 3.28% for the three months ended September 30, 2010 to 3.23% for the three months ended September 30, 2011.

Net interest income increased $1.1 million or 11.1% during the nine months ended September 30, 2011 as compared to the same period in 2010.  The increase in net interest income was primarily due to a $1.9 million or 37.8% decrease in interest expense on interest bearing liabilities, partially off-set by an $846,000 or 5.6% decrease in interest income on interest earnings assets. Overall, the interest rate spread increased 27 basis points from 2.89% for the nine months ended September 30, 2010 to 3.16% for the nine months ended September 30, 2011.

Based on the current economic environment and market competition, management anticipates continued pressure on the interest rate spread for 2011 which may negatively impact net interest income.

Interest Income.  Interest income decreased $211,000 or 4.3% to $4.7 million for the three months ended September 30, 2011, compared to the same period in 2010.  The decrease was due to a $54,000 or 12.8% decrease in interest income on investment securities, a $63,000 or 32.3% decrease in interest income on mortgage backed securities, and a $99,000 or 2.3% decrease on interest income on loans.  The decrease was partially off-set by a $5,000 or 12.5% increase in interest income earned on balances due from depository institutions.  The decrease in interest income on investment securities was due to a 74 basis point or 22.0% decrease in the average yield earned, partially off-set by a $5.8 million or 11.6% increase in the average balance of investment securities.  The decrease in interest income on mortgage backed securities was due to a $5.8 million or 30.7% decrease in the average balance of mortgage backed securities and a 9 basis point or 2.2% decrease in the average yield earned.  The decrease in interest income on loans was due to a 24 basis point or 4.1% decrease in the average yield earned, partially offset by a $4.8 million or 1.7% increase in the average balance of loans outstanding.  The increase in interest income on balances due from depository institutions was due to a $13.3 million or 23.3% increase in the average balance of balances due from depository institutions, partially off-set by a 3 basis point or 10.7% decrease in the average yield earned.

Interest income decreased $846,000 or 5.6% to $14.2 million for the nine months ended September 30, 2011, compared to the same period in 2010.  The decrease was due to a $290,000 or 19.6% decrease in interest income on investment securities, a $205,000 or 31.8% decrease in interest income on mortgage backed securities, a $55,000 or 28.9% decrease in interest income earned on balances due from depository institutions, and an $296,000 or 2.3% decrease on interest income on loans.  The decrease in interest income on investment securities was due to a 120 basis point or 31.8% decrease in the average yield earned, partially off-set by a $9.5 million or 18.1% increase in the average balance of investment securities.  The decrease in interest income on mortgage backed securities was due to a $6.5 million or 31.3% decrease in the average balance of mortgage backed securities and a 3 basis point or 0.7% decrease in the average yield earned.  The decrease in interest income on balances due from depository institutions was due to a $153,000 or 0.2% decrease in the average balance of balances due from depository institutions and a 11 basis point or 29.7% decrease in the average yield earned.  The decrease in interest income on loans was due to a 22 basis point or 3.7% decrease in the average yield earned, partially offset by a $4.0 million or 1.4% increase in the average balance of loans outstanding.

Interest Expense.  Interest expense decreased $364,000 or 26.6% to $1.0 million for the three months ended September 30, 2011, compared to the same period in 2010.  This decrease was primarily due to a $293,000 or 22.6% decrease in interest expense on deposits and a $71,000 or 94.7% decrease in interest expense on borrowings.  The decrease in interest expense on deposits was due to a 30 basis point or 21.1% decrease in the rates paid on deposits and a $6.8 million or 1.9% decrease in the average balance of deposits.  The decrease in interest expense on borrowings was due to a $10.8 million or 86.2% decrease in the average balance of borrowings and a 148 basis point or 61.6% decrease in the rates paid on borrowings.

Interest expense decreased $1.9 million or 37.8% to $3.2 million for the nine months ended September 30, 2011, compared to the same period in 2010.  This decrease was primarily due to a $1.1 million or 25.6% decrease in interest expense on deposits and an $848,000 or 98.4% decrease in interest expense on borrowings.  The decrease in interest expense on deposits was due to a 37 basis point or 24.5% decrease in the rates paid on deposits and a $7.1 million or 1.9% decrease in the average balance of deposits.  The decrease in interest expense on borrowings was due to a $17.1 million or 81.5% decrease in the average balance of borrowings and a 499 basis point or 91.2% decrease in the rates paid on borrowings.

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

	Three Months Ended September 30,
	2011			2010
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$293,399	$4,162	5.67%	$288,609	$4,261	5.91%
Mortgage-backed securities (3)	13,053	132	4.05	18,838	195	4.14
Investment securities (3)	55,970	367	2.62	50,168	421	3.36
Due from depository institutions	70,689	45	0.25	57,342	40	0.28
Total interest-earning assets	433,111	4,706	4.35	414,957	4,917	4.74
Noninterest-earning assets	29,882			27,624
Total assets	$462,993			$442,581

Interest-bearing liabilities:
Deposits	$356,883	1,001	1.12	$363,679	1,294	1.42
FHLB advances and other borrowings	1,731	4	0.92	12,500	75	2.40
Total interest-bearing liabilities	358,614	1,005	1.12	376,179	1,369	1.46
Noninterest-bearing
Liabilities	18,659			17,560
Total liabilities	377,273			393,739
Stockholders’ equity	85,720			48,842
Total liabilities and stockholders’ equity	$462,993			$442,581

Net interest-earning assets	$74,497			$38,778
Net interest income/interest rate spread		$3,701	3.23%		$3,548	3.28%
Net yield on interest- Earning assets (2)			3.42%			3.42%

1.	Nonaccrual loans and loan fees have been included.
2.	Net interest income divided by interest-earning assets.
3.	The indicated yields are not reflected on a tax equivalent basis.

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

	Nine Months Ended September 30,
	2011			2010
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$292,558	$12,440	5.67%	$288,538	$12,736	5.89%
Mortgage-backed securities (3)	14,273	440	4.11	20,785	645	4.14
Investment securities (3)	61,708	1,189	2.57	52,253	1,479	3.77
Due from depository institutions	68,921	135	0.26	69,074	190	0.37
Total interest-earning assets	437,460	14,204	4.33	430,650	15,050	4.66
Noninterest-earning assets	26,264			28,214
Total assets	$463,724			$458,864

Interest-bearing liabilities:
Deposits	$361,247	3,195	1.18	$368,334	4,294	1.55
FHLB advances and other borrowings	3,885	14	0.48	21,028	862	5.47
Total interest-bearing liabilities	365,132	3,209	1.17	389,362	5,156	1.77
Noninterest-bearing
Liabilities	36,552			20,653
Total liabilities	401,684			410,015
Stockholders’ equity	62,040			48,849
Total liabilities and stockholders’ equity	$463,724			$458,864

Net interest-earning assets	$72,328			$41,288
Net interest income/interest rate spread		$10,995	3.16%		$9,894	2.89%
Net yield on interest- Earning assets (2)			3.35%			3.06%

1.	Nonaccrual loans and loan fees have been included.
2.	Net interest income divided by interest-earning assets.
3.	The indicated yields are not reflected on a tax equivalent basis.

Provision for Loan Losses.  The provision for loan losses amounted to $2.4 million for the three months ended September 30, 2011 as compared to $750,000 for the three months ended September 30, 2010.  The provision for loan losses amounted to $3.0 million for the nine months ended September 30, 2011 as compared to $1.9 million for the nine months ended September 30, 2010.

The increase in the provision for loan losses in the third quarter of 2011 compared to the third quarter of 2010 was primarily due the need to replenish the allowance for loan losses due to $2.6 million and $1.1 million in charge-offs taken on two non-accrual real estate construction loans on property located in Bradenton, Florida and center city Philadelphia, respectively.  These charge-offs, of which $1.9 million was reserved prior to the third quarter of 2011, resulted from updated appraisals that were based on bulk sale or liquidation values for the collateral supporting these loans.

Other Income.  Other income was $213,000 for the three months ended September 30, 2011 as compared to $282,000 for the same period in 2010.  The decrease was primarily the result of an $84,000 management fee from the former mutual holding company in 2010 that no longer exists following the second step conversion and reorganization on January 18, 2011.  The decrease in other income was partially offset by a $5,000 or 10.6% increase in in other fee income and a $13,000 gain on the sale of investments for the three months ended September 30, 2011.  In September of 2011, the Company identified a held-to-maturity security whose issuer had shown evidence of a significant deterioration of its credit worthiness and sold the security which had an amortized cost of $688,000 which created the $13,000 gain for the three months ended September 30, 2011.

Other income was $533,000 for the nine months ended September 30, 2011 as compared to $840,000 for the same period in 2010.  The decrease was primarily the result of a $252,000 management fee from the former mutual holding company in 2010 that no longer exists following the second step conversion and reorganization on January 18, 2011.  The decrease in other income also included a $44,000 net loss on the sale of securities, a $12,000 or 4.7% decline in the increase in cash surrender value of bank owned life insurance, and a $28,000 or 12.8% decrease in service charges on deposit accounts for the nine months ended September 30, 2011.  Partially offsetting this decrease was a $4,000 or 3.0% increase in other fee income for the nine month period ended September 30, 2011, compared to the same period in 2011.

Other Expenses. Other expenses decreased $86,000 or 2.9% to $2.8 million for the three months ended September 30, 2011 compared to the same period in 2010.  The decrease was primarily due to a $175,000 or 52.2% decrease in professional fees, a $29,000 or 6.0% decrease in occupancy and equipment expense, an $84,000 or 52.8% decrease in FDIC insurance premiums, a $4,000 or 9.3% decrease in loan and other real estate owned (“OREO”) expense, a $17,000 or 23.6% decrease in directors fees.  The decrease in other expenses was partially offset by a $167,000 or 11.4% increase in salaries and benefits expense, a $2,000 or 2.0% increase in advertising and marketing expense, and a $54,000 or 19.6% increase in other noninterest expense.

Other expenses decreased $405,000 or 4.7% to $8.2 million for the nine months ended September 30, 2011 compared to the same period in 2010.  The decrease was primarily due to a $78,000 or 5.4% decrease in occupancy and equipment expense, a $121,000 or 24.8% decrease in FDIC insurance premiums, a $202,000 or 32.5% decrease in professional fees, and a $32,000 or 15.1% decrease in directors’ fees.  Also contributing to the decrease was a $135,000 provision for loss on OREO for the nine month period ended September 30, 2010, compared to no provision for the same period in 2011.  These decreases were partially offset by a $104,000 or 2.3% increase in salaries and employment benefit expense and a $50,000 or 6.0% increase in other noninterest expense.

Income Tax Benefit. Income tax benefit amounted to $572,000 and $54,000 for the three months ended September 30, 2011 and 2010, respectively, resulting in effective tax rates of (42.4)% and (34.8)%, respectively.  Income tax benefit amounted to $232,000 and $259,000 for the nine months ended September 30, 2011 and 2010, respectively, resulting in effective tax rates of (75.1)% and (120.5%), respectively.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations.  Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition.  Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors.  Any excess funds are invested in overnight and other short-term interest-earning accounts.  Cash flows are generated through the retail deposit market, its traditional funding source, for use in investing activities.  In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement.  At September 30, 2011, the Company had no outstanding advances and approximately $130.8 million of additional borrowing capacity from the FHLB of Pittsburgh.  Further, the Company has access to the Federal Reserve Bank discount window.  At September 30, 2011, no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company.  At September 30, 2011, the total approved loan commitments outstanding amounted to $9.1 million.  At the same date, commitments under unused lines of credit amounted to $24.0 million.  Certificates of deposit scheduled to mature in one year or less at September 30, 2011 totaled $167.4 million.  Management believes that a significant portion of maturing deposits will remain with the Company.  For the quarter ended September 30, 2011, there were no material changes in contractual obligations that were outside of the ordinary course of business.  Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: November 8, 2011	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci, President
and Chief Executive Officer

Date: November 8, 2011	By:	/s/ Peter J. Meier
Peter J. Meier, Executive Vice President and Chief Financial Officer