Form 10-K
period 2011-12-31
Alliance Bancorp, Inc. of Pennsylvania
filed 2012-03-20
CIK 1500711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "accelerated filer”, “large accelerated filer", and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Non-accelerated filer ☐    Smaller Reporting Company ☒      Large accelerated filer ☐ Accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2011, the aggregate value of the 5,128,657 shares of Common Stock of Alliance Bancorp, Inc. of Pennsylvania, which excludes 345,780 shares held by all directors and officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") as a group, was approximately $57.2 million. This figure is based on the last trade price of $11.15 per share of the Registrant's Common Stock on June 30, 2011. Although directors and officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

The number of shares outstanding of Common Stock of the Registrant as of March 9, 2012, was 5,474,437.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held April 25, 2012 are incorporated into Part III of this Form 10-K.

PART I

Item 1. Business

General

Alliance Bancorp, Inc. of Pennsylvania (“Alliance Bancorp” or the “Company”) is a Pennsylvania corporation and a savings and loan holding company which owns 100% of the capital stock of Alliance Bank (“Bank”), which is a Pennsylvania chartered community oriented savings bank headquartered in Broomall, Pennsylvania.

On January 18, 2011, Alliance Mutual Holding Company and Alliance Bancorp, Inc. of Pennsylvania, the federally chartered former mid-tier holding company for the Bank (the “Mid-Tier Holding Company”) completed a reorganization and conversion (the “second step conversion”), pursuant to which the Company (a new Pennsylvania corporation) acquired all the issued and outstanding shares of the Bank’s common stock. In connection with the second step conversion, 3,258,475 shares of common stock, par value $0.01 per share, of the Company were sold in subscription, community and syndicated community offerings to certain depositors of the Bank and other investors for $10 per share, or $32.6 million in the aggregate (the “Offering), and 2,215,962 shares of common stock were issued in exchange for the outstanding shares of common stock of the Mid-Tier Holding Company held by the “public” shareholders of the Mid-Tier Holding Company. Each share of common stock of the Mid-Tier Holding company was converted into the right to receive 0.8200 shares of common stock of the Company in the second step conversion. As a result of the second step conversion, the former mutual holding company and the mid-tier company were merged into Alliance Bancorp and 548,524 (pre-conversion) treasury shares were canceled. Additionally, the Banks’s Employee Stock Ownership Plan (“ESOP”) was issued a line of credit for up to $1.9 million to purchase 50,991 shares of common stock in the Offering and up to 100,000 additional shares of common stock in the open market from time-to-time following the Offering.

Alliance Bancorp is the successor to the Mid-Tier Holding Company and references to Alliance Bancorp or the Company include reference to the former Mid-Tier Holding Company where applicable.

Alliance Bank operates a total of nine banking offices located in Delaware and Chester Counties, which are suburbs of Philadelphia. Our primary business consists of attracting deposits from the general public and using those funds, together with funds we borrow, to originate loans to our customers and invest in securities such as U.S. Government and agency securities, mortgage-backed securities and municipal obligations. At December 31, 2011, the Company had $469.5 million of total assets, $376.0 million of total deposits and stockholders’ equity of $83.0 million.

The Company is subject to supervision and regulation by the Federal Reserve Board (the “FRB”). The Bank is subject to regulation by the Pennsylvania Department of Banking (the "Department"), as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures the Bank's deposits up to applicable limits.

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

Delaware and Chester Counties have a large, well-educated, and skilled labor force, with nearly one quarter of the counties’ population having earned a four-year college degree. In addition, Philadelphia’s central location in the Northeast corridor, infrastructure, and other factors have made the Bank’s primary market area attractive to many large corporate employers, including Comcast, Boeing, State Farm Insurance, Main Line Health Systems, Janseen Pharmaceuticals, United Parcel Service, PECO Energy, SAP America, Inc. and Wawa.

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

The population of Delaware County is reported at over half a million residents and is the fifth most populated county in the Commonwealth of Pennsylvania. Much of the growth and development continues to be in the western part of the county and in adjacent Chester County. Chester County’s growth rate is expected to increase even further in the next decade, and some of the communities in Chester County that are experiencing the most rapid growth — East Whitland Township, New Garden Township and East Goshen — surround the Bank’s Chester County branch. We face strong competition, both in attracting deposits and making real estate and commercial loans. Our most direct competition for deposits has historically come from other savings banks, credit unions, and commercial banks located in our market area. This includes many large regional financial institutions and internet banks which have even greater financial and marketing resources available to them. The ability of the Bank to attract and retain core deposits depends on its ability to provide a competitive rate of return, liquidity, and service convenience comparable to those offered by competing investment opportunities. The Bank’s management remains focused on attracting core deposits through its branch network, business development efforts, and commercial business relationships.

Lending Activities

General. At December 31, 2011, the Company's total portfolio of loans receivable amounted to $289.7 million, or 61.7%, of the Company's $469.5 million of total assets at such time. Over the past 15 years, the Company has placed an emphasis on loans secured by commercial real estate properties. Consistent with such approach, commercial real estate loans amounted to $130.2 million or 44.9% of the total loan portfolio at December 31, 2011 while single family residential mortgage loans amounted to $118.1 million or 40.8% of the total loan portfolio. To a lesser extent, the Company also originates multi-family loans, land and construction loans, consumer loans and commercial business loans. At December 31, 2011, such loan categories amounted to $10.8 million, $14.6 million, $6.6 million and $9.5 million, respectively, or 3.7%, 5.0%, 2.3% and 3.3% of the total loan portfolio, respectively.

The Company intends to continue the origination of single-family residential mortgage loans as well as the origination of commercial real estate loans. For the year ended December 31, 2011, the Company’s single-family mortgage loans increased by $3.1 million or 2.7% to $118.1 million. For the year ended December 31, 2011, the Company’s commercial real estate loans decreased by $1.3 million or 1.0% to $130.2 million.

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

	December 31,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
Single-family(1)	$118,059	40.76%	$114,985	39.44%	$114,953	39.82%	$116,683	41.43%	$111,499	42.92%
Multi-family(2)	10,757	3.71	6,293	2.16	1,231	0.43	1,282	0.46	1,673	0.64
Commercial	130,191	44.95	131,509	45.11	131,874	45.68	123,465	43.84	122,703	47.24
Land and construction: (3)
Residential	7,369	2.54	8,881	3.05	12,284	4.25	16,372	5.81	6,034	2.32
Commercial	7,226	2.49	14,876	5.10	12,297	4.26	8,889	3.16	8,557	3.29
Total real estate loans	273,602	94.45	276,544	94.86	272,639	94.44	266,691	94.70	250,466	96.41

Consumer:
Student	6,178	2.13	6,747	2.31	7,077	2.45	5,455	1.94	1,782	0.69
Savings account	398	0.14	362	0.13	482	0.17	430	0.15	477	0.18
Other	40	0.01	43	0.02	55	0.01	51	0.02	109	0.04
Total consumer loans	6,616	2.28	7,152	2.46	7,614	2.63	5,936	2.11	2,368	0.91

Commercial business loans	9,481	3.27	7,822	2.68	8,458	2.93	8,985	3.19	6,924	2.68

Total loans receivable	289,699	100.00%	291,518	100.00%	288,711	100.00%	281,612	100.00%	259,758	100.00%

Less:
Deferred fees (costs)	402		372		165		6		(5)
Allowance for loan losses	4,000		5,090		3,538		3,169		2,831

Loans receivable, net	$285,297		$286,056		$258,008		$278,437		$256,932

(1)	At December 31, 2011, 2010, 2009, 2008, and 2007, includes $17.1 million, $18.6 million, $21.4 million, $25.6 million, and $29.5 million, respectively, of home equity loans and lines.

(2)	At December 31, 2011, 2010, 2009, 2008, and 2007, includes $4.5 million, $5.1 million, $-0-, $-0-, and $-0-, respectively, of loans reclassified from commercial real estate loans and land and construction loans to multi-family loans.

(3)	At December 31, 2011, 2010, 2009, 2008, and 2007, excludes $4.2 million, $5.9 million, $10.7 million, $15.3 million, and $10.8 million, respectively, of undisbursed funds on land and construction loans.

Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company's loans receivable at December 31, 2011. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. Adjustable-rate loans are reported on a contractual basis rather than on a repricing basis. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company's loan portfolio.

	Real Estate Loans
	Single-family	Multi-family	Commercial	Land and Construction	Consumer Loans	Commercial Business Loans	Total
	(In Thousands)

Amounts due in:
One year or less	$5,811	$—	$15,203	$12,033	$2,030	$2,917	$37,994
After one year through three years	5,506	2,957	12,923	2,562	752	4,033	28,733
After three years through five years	6,884	1,164	20,183	—	628	2,222	31,081
After five years through fifteen years	51,470	6,108	64,752	—	3,206	309	125,845
Over fifteen years	48,388	528	17,130	—	—	—	66,046

Total (1)	$118,059	$10,757	$130,191	$14,595	$6,616	$9,481	$289,699

Interest rate terms on amounts due after one year:
Fixed	$80,255	$6,323	$64,671	$2,282	404	$6,564	$160,499
Adjustable	$31,993	$4,434	$50,317	$280	$4,182	—	$91,206

(1)	Does not include the effects relating to the allowance for loan losses and unearned income.

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

The following table shows origination, purchase and sale activity of the Company with respect to its loans during the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)

Real estate loan originations:
Single-family (1)	$17,645	$15,836	$12,215
Multi-family	—	—	—
Commercial	15,503	21,148	37,910
Land and construction:
Residential	5,236	4,339	3,114
Commercial	3,148	7,073	3,628
Total real estate loan originations	41,532	48,396	56,867

Consumer originations:
Student	—	—	2,147
Savings account	198	169	557
Other	3	18	—
Total consumer loan originations	201	187	2,704

Commercial business originations	2,746	1,550	1,966
Total loan originations	44,479	50,133	61,537

Purchase of real estate loans:
Single-family	—	—	—
Multi-family	—	—	—
Residential construction	—	—	1,000
Commercial	105	44	3,090
Commercial construction	—	—	—
Total real estate loan purchases	105	44	4,090
Total loan originations and purchases	44,584	50,177	65,627

Less:
Principal loan repayments	(39,351)	(46,340)	(54,264)
Transfers to OREO	(2,742)	(669)	(3,764)
Loans and participations sold	—	—	(500)
Other, net (2)	(3,250)	(2,120)	(527)

Net (decrease) increase	$(759)	$1,048	$6,572

(1)	Includes $3.0 million, $2.9 million and $4.9 million of home equity loans and lines of credit originated during the years ended December 31, 2011, 2010 and 2009, respectively.

(2)	Includes provision for loan losses.

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

The following matrices detail our lending authorities for commercial and residential lending.

Commercial Lending Authority Matrix

Collateral Type
Approval Authority	Real Estate	Non-Real Estate (a)	Unsecured	Reporting / Ratification
Board of Directors (BOD)	$3,000,001 - Bank Internal Lending Limit	$1,000,001 - Bank Internal Lending Limit	$500,001 - Bank Internal Lending Limit	Monthly Reporting
Senior Loan Committee (SLC)	$1,000,001 - $3,000,000	$250,001 - $1,000,000	$100,001 - $500,000	Monthly Reporting to the BOD / Senior Mgmt.
Chief Executive Officer (CEO) and one member of SLC	Up to $1,000,000	Up to $250,000	Up to $100,000	Monthly Reporting to the BOD / Senior Mgmt.
Chief Lending Officer (CLO) and one Loan Officer	Up to $500,000	Up to $100,000	Up to $50,000	Monthly Reporting to the BOD / Senior Mgmt.

(a)	Non-Real Estate Secured Loans include categories such as business assets, equipment, stocks/bonds, intangible assets, etc.

Residential & Consumer Lending Authority Matrix

Collateral Type
Approval Authority	Residential RE (a)	Home Equity (b) (c)	Other Consumer (d)	Reporting / Ratification
BOD	$3,000,000 - Bank Internal Lending Limit	N/A	N/A	Monthly Reporting
SLC	$1,000,001 - $3,000,000	N/A	N/A	Monthly Reporting to the BOD / Senior Mgmt.
CLO and one Officer	Up to $1,000,000	Up to $750,000	Up to $100,000	Monthly Reporting to the BOD / Senior Mgmt.
Senior Vice President and one loan Officer or Underwriter	Up to $500,000	Up to $250,000	N/A	Monthly Reporting to the BOD / Senior Mgmt.
Assistant Vice President or Vice President and Underwriter	Up to $250,000	Up to $100,000	N/A	Monthly Reporting to the BOD / Senior Mgmt.

(a)	Residential Loans include 1-4 Family Owner-Occupied mortgages for Primary & Secondary homes held for the Bank's portfolio
(b)	Home Equity includes Home Equity Loans and Home Equity Lines of Credit for Primary & Secondary 1-4 Family Owner-Occupied Home Equity Loans and Home Equity Lines currently limited to $750,000 by Policy

(c)	Subject to review and consideration of all existing senior liens.
(d)	Other Consumer Loans are currently limited to $100,000 by Policy and include - Auto, Passbook, Overdraft Protection, Personal Lines of Credit, etc.

The Company’s single-family loan originations amounted to $17.6 million and $15.9 million during 2011 and 2010, respectively. When possible, we emphasize the origination of single-family residential adjustable-rate mortgage loans (“ARMs”). Originations of such loans amounted to $1.4 million and $1.5 million during 2011 and 2010, respectively. We also originate fixed-rate single-family residential real estate loans with terms of five, ten, 15, 20, 25 and 30 years. Generally, as part of our asset/liability strategies, fixed rate residential mortgage loans with terms greater than 15 years have been originated pursuant to commitments to sell such loans to correspondent mortgage-banking institutions in order to reduce the proportion of the loan portfolio comprised of such assets and reduce our interest rate risk. Loans are sold without any recourse to the Company by the purchaser in the event of default on the loan by the borrower and are sold with servicing released. We had no sales of residential mortgage loans for the years ended December 31, 2011 and December 31, 2010.

In accordance with the Company’s increased emphasis on commercial real estate loan originations in recent years, such originations amounted to $15.5 million and $21.1 million during 2011 and 2010, respectively. In addition, land and construction loan originations amounted to $8.4 million and $11.4 million during 2011 and 2010, respectively.

Since 1999, the Company has originated some single-family residential loan products to borrowers that did not meet the underwriting criteria of the Federal Home Loan Mortgage Corporation (‘FHLMC”) and the Federal National Mortgage Association (“FNMA”) and where the borrower’s credit score is below 660. The Company recognizes that these loans, which are considered subprime loans, have additional risk factors as compared to typical single-family residential lending. These loans are generally not saleable in the secondary market due to the credit risk characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. At December 31, 2011 and 2010, the Company’s single-family loan portfolio included $19.6 million or 16.6% and $21.9 million or 19.1%, respectively, of such subprime loans. The Company reported $1.9 million or 9.9% and $841,000 or 3.8% of these loans as non-performing at December 31, 2011 and December 31, 2010, respectively. The Company recognizes the additional risk factors associated with subprime lending and utilizes a higher risk-weighting factor in maintaining its allowance for loan losses with respect to these loans. In addition, management calculates and reports the delinquency ratio of its subprime loan portfolio to the Board of Directors on a monthly basis.

Historically, we have not been an active purchaser of loans. However, we purchased $105,000 in loans during the year ended December 31, 2011 and $44,000 during the year ended December 31, 2010. With the exception of a $3.2 million, net, participation interest in a commercial construction loan for a development located in Florida, at December 31, 2011, substantially all of our purchased loans were secured by properties located in Pennsylvania. As of December 31, 2011, the outstanding balance of our purchased loans amounted to $10.3 million and included $2.8 million of multifamily real estate loans, $263,000 of single-family residential real estate loans, $3.2 million of commercial construction loans, and $4.1 million of commercial real estate loans. At December 31, 2011, the $3.2 million commercial construction loan secured by property in Bradenton, Florida was reported as non-performing.

As a Pennsylvania-chartered savings bank, Alliance Bank is not subject to any specific regulatory limits on the size of the loans that it may originate. However, we generally have adhered to an “in-house” policy limit that no loans to any one borrower and such borrower’s affiliates will not exceed 15% of the Bank’s capital.

Single-Family Residential Real Estate Loans. The Company has historically concentrated its lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences and intends to continue to originate permanent loans secured by first mortgage liens on single-family residential properties in the future. At December 31, 2011, $118.1 million or 40.8% of the Company's total loan portfolio consisted of single-family residential real estate loans. Of the $118.1 million of such loans at December 31, 2011, $32.0 million or 27.1% had adjustable rates of interest and $86.1 million or 72.9% had fixed rates of interest.

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

The Company has continued to originate a limited amount of fixed-rate mortgage loans with terms up to 30 years. Generally, the Company's emphasizes the origination of fixed-rate loans with terms of 15 years or less for portfolio. In addition, while the Company offers balloon loans with five, seven, ten, and 15 year terms based on a 20 to 30 year amortization schedule, the Company has only originated a small amount of such loans.

The Company also offers home equity loans with fixed rates of interest and terms of 15 years or less. The Company does not require that it hold the first mortgage on the secured property; however, the balance on all mortgages on the secured property cannot exceed 90% of the value of the secured property. At December 31, 2011, the Company held a first lien on a majority of the properties securing home equity loans from the Company. At December 31, 2011, home equity loans and lines amounted to $17.1 million or 5.9% of the total loan portfolio, which are included in single family loans.

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

Multi-Family Residential and Commercial Real Estate Loans. The Company originates and, to a lesser extent, purchases mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At December 31, 2011, $10.8 million or 3.7% of the Company's total loan portfolio consisted of loans secured by existing multi-family residential real estate. At December 31, 2011, $130.2 million or 44.9% of the Company's total loan portfolio consisted of loans secured by commercial real estate.

The majority of the Company's multi-family residential loans are secured primarily by multi-unit apartment buildings, while the Company’s commercial real estate loans are primarily secured by office buildings, hotels, small retail establishments, restaurants and other facilities. These types of properties constitute the majority of the Company's commercial real estate loan portfolio. The majority of the multi-family residential and commercial real estate loan portfolio at December 31, 2011 was secured by properties located in the Company’s primary market area. The five largest multi-family residential and commercial real estate loan relationships at December 31, 2011 amounted to $7.9 million, $6.7 million, $5.8 million, $5.2 million and $4.3 million, respectively, all of which were performing in accordance with their terms and were current at such date.

Multi-family residential and commercial real estate loans are made on terms up to 30 years, some of which include call or balloon provisions ranging from five to 15 years. The Company will originate and purchase these loans either with fixed interest rates or with interest rates which adjust in accordance with a designated index. Loan to value ratios on the Company's multi-family residential and commercial real estate loans are typically limited to 80% of appraised value at the time the loan is granted. As part of the criteria for underwriting multi-family residential and commercial real estate loans, the Company generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.15. It is also the Company's general policy to obtain corporate or personal guarantees, as applicable, on its multi-family residential and commercial real estate loans from the principals of the borrower.

Multi-family residential and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family and commercial real estate as well as economic conditions generally. At December 31, 2011, the Company had no non-performing multi-family residential loans and 14 non-performing commercial real estate loans with balances of $3.0 million.

Construction Loans. The Company also originates residential and commercial construction loans, and to a limited degree, land acquisition and development loans. Construction loans are classified as either residential construction loans or commercial real estate construction loans at the time of origination, depending on the nature of the property securing the loan. The Company's construction lending activities generally are limited to the Company's primary market area. At December 31, 2011, construction loans amounted to $14.6 million or 5.0% of the Company's total loan portfolio, which consisted of $7.4 million of residential and $7.2 million of commercial real estate construction loans.

The Company's residential construction loans are primarily made to local real estate builders and developers for the purpose of constructing single-family homes and single-family residential developments. Upon successful application, credit review and analysis of personal and corporate financial statements, the Company will grant local builders construction loans, construction to permanent loans, and/or lines of credit up to designated amounts. These loans may be used for the purpose of constructing model homes, including a limited number for inventory. In some instances, lines of credit will also be granted for purposes of acquiring improved lots or the purchase of construction in process and developing of speculative properties thereon. Once approved for a construction loan or credit line, a developer submits a progress report and a request for payment. Generally, the Company makes payments under the stage of completion method. Prior to making payment, the Company inspects all construction sites and verifies that the work being submitted for payments has been performed.

The Company’s commercial construction loans are generally made to local developers and others for the purpose of developing commercial real estate properties such as small office buildings and hotels, storage facilities and commercial building renovations. The application, credit review and disbursement process are similar to those mentioned above for the Company’s residential construction loans. The five largest real estate construction loans had outstanding balances of $3.2 million, $2.7 million, $1.7 million, $1.5 million, and $787,000 as of December 31, 2011.

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

Construction lending is generally considered to involve a higher level of risk as compared to single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, construction loans may include speculative construction loans to a builder where the homes are not necessarily pre-sold and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residences.

The Company has attempted to minimize the foregoing risks by, among other things, limiting the number of units built to one or two sample units plus any under agreement of sale and limiting the extent of its construction lending. The Company’s underwriting guidelines impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Company will do business and by working with builders with whom it has established relationships. At December 31, 2011, the Company had five non-performing construction loans which amounted to $7.7 million. As of December 2011, two of these loans in the amount of $5.9 million were considered troubled debt restructurings.

Consumer Loans. The Company offers consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than mortgage loans. The consumer loans presently offered by the Company include deposit account secured loans and lines of credit. The Company withdrew from student loans in 2010. Consumer loans amounted to $6.6 million or 2.3% of the total loan portfolio at December 31, 2011. Student loans amounted to $6.2 million or 2.1% of the total loan portfolio at December 31, 2011. Such loans are made to local students for a term of ten years, presently with adjustable interest rates. The interest rate is determined by the U.S. Department of Education. Loan repayment obligations do not begin until the student has completed his or her education. The principal and interest on such loans is guaranteed by the U.S. Government. Loans secured by deposit accounts amounted to $398,000 or 0.1% of the total loan portfolio at December 31, 2011. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. The Company believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to provide a full range of services to its customers. At December 31, 2011, there were 164 non-performing student loans which amounted to $561,000, compared to 88 non-performing student loans which amounted to $284,000 at December 31, 2010. All of these non-performing student loans are fully guaranteed by the U.S. Government.

Commercial Business Loans. The Company has a commercial loan department to provide a full range of commercial loan products to small business customers in its primary marketing area. These loans generally have shorter terms and higher interest rates as compared to mortgage loans. Such loans amounted to $9.5 million or 3.7% of the total loan portfolio at December 31, 2011 and were primarily secured by inventories and other business assets.

Although commercial business loans generally are considered to involve greater credit risk than other certain types of loans, management intends to continue to offer commercial business loans to small businesses located in its primary market area. At December 31, 2011, the Company had two non-performing commercial business loans which amounted $81,000.

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

Asset Quality

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Company does not accrue interest on real estate loans past due 90 days or more unless, in the opinion of management, the value of the property securing the loan exceeds the outstanding balance of the loan (principal, interest and escrows) and collection is in process. The Company provides an allowance for accrued interest deemed uncollectible. Such allowance amounted to approximately $734,000 at December 31, 2011 compared to $222,000 at December 31, 2010. Accrued interest receivable is reported net of the allowance for uncollected interest. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance of principal and interest can be reasonably expected.

Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (OREO) until sold and is initially recorded at the fair value less cost to sell at the date of acquisition establishing a new cost basis. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their fair value. As of December 31, 2011, the Company had $2.6 million in OREO. The $2.6 million consists of one commercial real estate property in the amount of $700,000, three improved building lots totaling $989,000, and one single family residence totaling $898,000. All of the properties are located within the Company’s market area.

Under accounting principles generally accepted in the United States of America ("GAAP"), the Company is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. At December 31, 2011, the Company had one troubled debt restructuring consisting of two multi-family loans which amounted to $2.8 million, one troubled debt restructuring consisting of three commercial real estate loans which amounted to $1.3 million. All such loans have been performing in accordance with their restructured terms and conditions. In addition, the Company had two troubled debt restructurings consisting of two real estate land and construction loans which amounted to $3.2 million and $2.7 million, respectively. Both of these loans were included as non-performing loans at December 31, 2011.

Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2011, in dollar amounts and as a percentage of each category of the Company's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	30– 59 Days		60 – 89 Days		90 or More Days
		Percent		Percent		Percent
		of Loan		of Loan		of Loan
	Amount	Category	Amount	Category	Amount	Category
	(Dollars in Thousands)
Real estate:
Single-family	$1,509	1.28%	$252	0.21%	$3,073	2.60%
Multi-family	—	—	—	—	—	—
Commercial	3,420	2.63	56	0.04	3,016	2.32
Land and construction	—	—	—	—	7,707	52.81
Commercial business	—	—	—	—	81	0.85
Consumer	207	3.13	119	1.80	561	8.48

Total	$5,136		$427		$14,438

The following table sets forth the amounts and categories of the Company's non-performing loans and assets at the dates indicated.

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)

Non-accruing loans:
Real estate:
Single-family	$1,055	$74	$479	$762	$1,086
Multi-family	—	—	—	—	—
Commercial	3,016	2,128	1,778	3,551	416
Land and construction	7,707	11,423	3,728	896	—
Commercial business	81	74	472	—	—
Consumer	—	—	—	—	—
Total non-accruing loans	11,859	13,699	6,457	5,209	1,502

Accruing loans 90 days or more delinquent:
Real estate:
Single-family	2,018	2,308	1,227	1,712	563
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Land and construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer	561	284	153	75	32
Total accruing loans 90 days or more delinquent	2,579	2,592	1,380	1,787	595

Total non-performing loans	14,438	16,291	7,837	6,996	2,097

Other real estate owned:
Real estate acquired through, or in lieu of, foreclosure	2,587	2,675	2,968	—	—
Total other real estate owned	2,587	2,675	2,968	—	—

Total non-performing assets	17,025	18,966	10,805	6,996	2,097

Total performing troubled debt restructurings	4,114	2,895	—	—	—

Total non-performing assets and total performing troubled debt restructurings	$21,139	$21,861	$10,805	$6,996	$2,097

Total non-performing assets and total performing troubled debt restructurings as a percentage of total assets	4.50%	4.81%	2.33%	1.65%	0.49%

Total non-performing assets as a percentage of total assets	3.63%	4.17%	2.33%	1.65%	0.49%

If the Company’s $11.9 million of non-accruing loans at December 31, 2011 had been current in accordance with their terms during 2011, the gross income on such loans would have been approximately $655,000 for 2011. The Company actually recorded $104,000 in interest income on such loans for 2011. If the Company’s $13.7 million of non-accruing loans at December 31, 2010 had been current in accordance with their terms during 2010, the gross income on such loans would have been approximately $567,000 for 2010. The Company actually recorded $163,000 in interest income on such loans for 2010. Loans are generally placed on non-accrual when interest past due exceeds 90 days, unless the loan is well secured and in the process of collection. The Company generally does not place student loans on non-accrual as the principal and interest on such loans is guaranteed by the U.S. Government.

Nonperforming assets decreased $2.0 million to $17.0 million or 3.63% of total assets at December 31, 2011 as compared to $19.0 million or 4.17% of total assets at December 31, 2010. The nonperforming assets at December 31, 2011 included $14.4 million in nonperforming loans and $2.6 million in other real estate owned. The decrease in nonperforming assets was primarily due to a $3.7 million decrease in nonperforming real estate construction loans that was primarily due to $3.7 million in charge-offs and the transfer of a $1.7 million commercial real estate construction loan to other real estate owned which was sold in September 2011 and resulted in a $50,000 recovery against a $224,000 charge-off taken in June 2011. In addition, other changes in nonperforming assets included an $88,000 decrease in other real estate owned, a $691,000 increase in nonperforming single-family residential real estate loans, a $888,000 increase in non-performing commercial real estate loans, a $7,000 increase in non-performing commercial business loans and a $277,000 increase in non-performing consumer loans as of December 31, 2011. Overall, nonperforming loans included $3.1 million in single-family residential real estate loans, $3.0 million in commercial real estate loans, $7.7 million in real estate construction loans, $81,000 in commercial business loans and $561,000 in consumer loans. The allowance for loan losses amounted to $4.0 million or 27.7% of nonperforming loans at December 31, 2011 as compared to $5.1 million or 31.2% of non-performing loans at December 31, 2010. The decrease in the ratio of the allowance for loan losses to non-performing loans at December 31, 2011 was primarily due to the $3.7 million in charge-offs taken on two real estate land and construction loans in September 2011.

The Company continues to work towards the resolution of its nonperforming assets. During the 2011, the Company received updated appraisals using the bulk sale or liquidation value for the collateral supporting its two largest nonperforming loans. In September of 2011, the Company charged-off $2.6 million related to a land and development loan located in Bradenton, FL which had a carrying value of $3.2 million at December 31, 2011. In February of 2012, the borrowers executed an agreement of sale with a third party real estate investor for $7.4 million. The agreement provides for a cash sale and is expected to close in the second quarter of 2012. The Company expects to receive approximately $3.3 million representing its 45% participation interest from the sale. Also, in September 2011, the Company charged-off $1.1 million related to a residential construction loan located in center city Philadelphia, PA which had a carrying value of $2.7 million at December 31, 2011. In November 2011, the Company entered into a property management agreement as well as an agreement of sale for a $2.7 million purchase price with a third party real estate developer. In February of 2012, the Company acquired the property through sheriff sale and is in the process of obtaining the deed for the condominium units. The Company has agreed to provide a $2.4 million market rate loan to finance the purchase of this property and anticipates closing in the second quarter of 2012. Pursuant to the management agreement, the investor will manage the property at no cost to the Company until the sale is consummated.

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

At December 31, 2011, the Company had $22.4 million of classified and criticized assets, of which $3.2 million consisted of loans designated as special mention, $19.2 million of substandard loans and no assets classified as doubtful or loss. The $3.2 million of loans designated as special mention consisted of $3.2 million in commercial real estate loans and a $25,000 commercial business loan. The $19.2 million of loans designated as substandard consisted of $3.6 million in single family real estate loans, $5.0 million in commercial real estate loans, $7.7 million in construction real estate, $2.8 million in multi-family real estate loans, and $81,000 in commercial business loans. The $7.7 million of construction real estate loans includes a $3.2 million mixed use commercial real estate project located in Bradenton, Florida, a $2.7 million real estate construction loan with 16 remaining residential condominium units located in center city Philadelphia, $1.5 million consisting of two loans with four fully completed single family houses located in Oxford, Pennsylvania, and a $359,000 real estate construction loan with one fully completed house located in Morton, Pennsylvania. With the exception of the loan located in Bradenton, Florida, all of these loans are located in the Company’s primary market.

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

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)

Average loans receivable, net (1)	$291,719	$288,192	$283,736	$271,849	$247,157

Allowance for loan losses, beginning of year	$5,090	$3,538	$3,169	$2,831	$2,720
Provision for loan losses	3,250	2,120	528	585	120
Charge-offs:
Single-family residential	(75)	(81)	—	(3)	(3)
Multi-family residential	—	—	(6)	—	—
Commercial real estate	(306)	(137)	(153)	(350)	—
Land and construction	(3,898)	—	—	—	—
Consumer	(9)	(16)	(1)	(13)	(11)
Commercial business	(122)	(365)	—	—	—
Total charge-offs	(4,410)	(599)	(160)	(366)	(14)
Recoveries:
Single-family residential	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial real estate	19	—	—	114	—
Land and construction	50	—	—	—	—
Consumer	1	1	1	5	5
Commercial business	—	30	—	—	—
Total recoveries	70	31	1	119	5

Allowance for loan losses, end of year	$4,000	$5,090	$3,538	$3,169	$2,831

Net charge-offs to average loans receivable, net	1.49%	0.20%	0.06%	0.09%	0.00%

Allowance for loan losses to total loans receivable	1.38%	1.75%	1.23%	1.13%	1.09%

Allowance for loan losses to total non-performing loans	27.70%	31.24%	45.14%	45.30%	135.00%

Net charge-offs to allowance for loan losses	108.50%	11.16%	4.49%	7.79%	0.32%

(1) Includes loans held for sale, if any.

The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

	December 31,
	2011		2010		2009		2008		2007
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Single-family residential	$693	40.76%	$411	39.44%	$588	39.82%	$322	41.43%	$391	42.92%
Multi-family residential	234	3.71	247	2.16	16	0.43	16	0.46	17	0.64
Commercial real estate	2,289	44.95	2,072	45.11	1,985	45.68	1,786	43.84	1,713	47.24
Land and construction	525	5.03	2,151	8.15	735	8.51	856	8.97	556	5.61
Consumer	20	2.28	19	2.46	27	2.63	16	2.11	8	0.91
Commercial business	239	3.27	190	2.68	187	2.93	173	3.19	146	2.68
Total	$4,000	100.00%	$5,090	100.00%	$3,538	100.00%	$3,169	100.00%	$2,831	100.00%

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

	December 31,
	2011		2010		2009
	(In Thousands)

Mortgage-backed securities:
FNMA pass-through certificates	$5,958		$8,585		$12,336
FHLMC pass-through certificates	3,800		5,813		8,798
GNMA pass-through certificates	1,545		1,748		2,221

Total mortgage-backed securities	$11,303	(1)	$16,146	(2)	$23,355	(3)

(1)	At December 31, 2011, gross unrealized gains on such securities amounted to $705,000 and gross unrealized losses amounted to $2,000.
(2)	At December 31, 2010, gross unrealized gains on such securities amounted to $831,000 and gross unrealized losses amounted to $16,000.
(3)	At December 31, 2009, gross unrealized gains on such securities amounted to $907,000 and gross unrealized losses amounted to $15,000.

The following table sets forth the purchases, sales and principal repayments of the Company's mortgage-backed securities for the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)

Mortgage-backed securities purchased	$—	$—	$—
Mortgage-backed securities sold	—	—	—
Principal repayments	(4,731)	(7,132)	(8,876)
Change in net unrealized gain	(112)	(77)	310

Net decrease	$(4,843)	$(7,209)	$(8,566)

Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them, they are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At December 31, 2011, $2.2 million of the Company's mortgage-backed securities were pledged to secure various obligations of the Company. See Note 4 to the Consolidated Financial Statements in Item 8.

Information regarding the contractual maturities, at amortized cost, and weighted average yield of the Company's mortgage-backed securities portfolio at December 31, 2011 is presented below.

	December 31, 2011
	One Year or Less	After One to Five Years	After Five to 15 Years	Over 15 Years	Total
	(Dollars in Thousands)

FHLMC pass-through certificates	$—	$1,152	$907	$1,468	$3,527
FNMA pass-through certificates	16	2,611	1,841	1,156	5,624
GNMA pass-through certificates	—	—	—	1,449	1,449
Total	$16	$3,763	$2,748	$4,073	$10,600	(1)

Weighted average yield	4.68%	4.80%	3.95%	3.95%	4.43%

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

Investment Securities. The investment policy of the Company, as established by the Board of Directors, is designed primarily to provide and maintain liquidity and to maximize return on investments without incurring undue interest rate risk, credit risk, and investment portfolio asset concentrations. The Company's investment policy takes into account the Company's business plan, interest rate management, the current economic environment, the types of securities to be held and other safety and soundness considerations. The Company's investment policy is currently implemented by the Chief Executive Officer and reviewed and evaluated by the Asset Liability Committee of the Board of Directors. The Asset Liability Committee is required to issue a written compliance report to the Board of Directors at least quarterly.

The Company is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, insured municipal obligations, certain mutual funds, investment grade corporate debt securities and other specified investments. At December 31, 2011, our investment securities amounted to $45.2 million, of which $23.1 million was designated as available for sale and $22.2 million was designated as held to maturity. The securities designated as held to maturity represent municipal obligations which are guaranteed by the issuer and further guaranteed and supported by private insurance companies. They consist of $21.2 million in general obligation bonds and $1.0 million in revenue bonds. Municipal bond investments are not backed by the U.S. Government or related agencies and therefore carry a higher degree of risk than investments in U.S. Government or related agencies. Alliance Bancorp has designated the majority of its investment securities as available for sale in order to be more able to respond to changes in market rates, increases in loan demand, and changes in liquidity needs.

The following table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated.

	December 31,
	2011				2010				2009
	Amortized Cost		Fair Value		Amortized Cost		Fair Value		Amortized Cost		Fair Value
	(In Thousands)

U.S. Government and agency securities	$22,994		$23,070		$36,991		$36,784		$28,995		$28,890
Municipal obligations	22,175		23,200		24,644		24,519		23,446		23,796
Total	$45,169	(1)	$46,270	(1)	$61,635	(1)	$61,303	(1)	$52,441	(1)	$52,686	(1)

(1)	At December 31, 2011, investment securities with an amortized cost totaling $23.0 million were designated as available for sale. At December 31, 2011, gross unrealized losses amounted to $5,000 and there were $80,000 in gross unrealized gains. At December 31, 2011, $2.0 million of the Company’s investment securities were pledged to secure various obligations of the Company. See Note 3 to the Consolidated Financial Statements in Item 8.

Information regarding the contractual maturities and weighted average yield of the Company's investment securities portfolio at December 31, 2011 is presented below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2011
	One Year or Less	After One to Five Years	After Five to 10 Years	Over 10 Years	Total
	(Dollars in Thousands)

U.S. Government and agency securities	$—	$10,997	$6,997	$5,000	$22,994	(1)
Municipal obligations	—	1,000	1,766	19,409	22,175	(2)
Total	$—	$11,997	$8,763	$24,409	$45,169

Weighted average yield	—%	1.26%	2.02%	3.64%	2.69%

(1)	The $23.0 million of U.S. Government agency securities are designated as available for sale.
(2)	The $22.2 million of municipal obligations are designated as held to maturity and are tax exempt.

FHLB stock is a restricted investment security, carried at cost. The purchase of FHLB stock provides banks with the right to be a member of the FHLB and to receive the products and services that the FHLB provides to member banking institutions. Unlike other types of stock, FHLB stock is acquired primarily for the right to receive advances from the FHLB, rather than the for the purpose of earning dividends or price appreciation. FHLB stock is an activity based stock directly proportional to the volume of advances taken by a member institution. During the fourth quarter of 2008, the FHLB announced a decision to suspend the dividend on, and restrict the repurchase of, FHLB stock. The FHLB’s suspension of dividends and restrictions on repurchases is continuing and, as a result, we must hold these securities, although we are not currently receiving a return for this investment. In 2010, the FHLB began partial redemptions of excess stock. The FHLB redeemed $430,000 and $122,000 of stock during 2011 and 2010, respectively. In February of 2012, the FHLB paid a 10 basis point dividend on outstanding stock.

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

The Company considers its primary market area to be Delaware and Chester counties, Pennsylvania. The Company attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. In addition, the Company maintains automated teller machines at its Broomall, Concordville, Havertown, Springfield, Lansdowne, Paoli, and Secane offices. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at December 31, 2011.

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

	December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(In Thousands)

Passbook and statement savings accounts	$47,157	12.5%	$42,847	11.1%	$40,892	10.9%
Money market accounts	30,072	8.0	24,458	6.4	18,664	5.0
Certificates of deposit	233,206	62.0	254,684	66.2	251,583	67.0
NOW and Super NOW accounts	53,754	14.3	50,410	13.1	48,609	13.0
Non-interest bearing accounts	11,859	3.2	12,196	3.2	15,506	4.1

Total deposits at end of year	$376,048	100.0%	$384,595	100.0%	$375,254	100.0%

The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)

(Decrease) increase before interest credited	$(12,634)	$3,774	$40,730
Interest credited	4,087	5,567	7,257
Net deposit (decrease) increase	$(8,547)	$9,341	$47,987

The following table sets forth maturities of the Company's certificates of deposit of $100,000 or more by time remaining to maturity as of the date indicated.

December 31, 2011
(In Thousands)

Three months or less	$10,597
Over three months through six months	12,210
Over six months through twelve months	14,916
Over twelve months	21,028
Total	$58,751

The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

	Year ended December 31,
	2011			2010			2009
	Average Balance	Average Rate Paid		Average Balance	Average Rate Paid		Average Balance	Average Rate Paid
	(Dollars in Thousands)

Passbook and statement Savings accounts	$45,600	0.44%		$42,269	0.50%		$40,412	0.55%
Money market accounts	27,600	0.59		23,243	0.71		17,604	0.76
Certificates of deposit	235,928	1.48		254,972	1.94		227,821	2.93
NOW and Super NOW	51,881	0.45		48,278	0.50		46,958	0.50
Non-interest bearing accounts	12,239	—		14,067	—		14,797	—
Total average deposits	$373,248	1.13	%(1)	$382,829	1.51	%(1)	$347,592	2.18	%(1)

(1) Reflects average rate paid on total interest bearing deposits.

The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 2011 and 2010 and the amounts at December 31, 2011, which mature during the periods indicated.

Certificates of	December 31,		Amounts at December 31, 2011 Maturing Within
Deposit	2011	2010	One Year	Two Years	Three Years	Thereafter
	(In Thousands)

1.0% or less	$105,840	$38,380	$97,591	$8,249	$—	$—
1.01% to 2.0%	101,631	168,061	55,552	28,417	14,106	3,556
2.01% to 3.0%	22,443	32,802	5,467	7,626	1,144	8,206
3.01% to 5.5%	3,292	15,441	1,688	790	516	298
Total certificates of deposit	$233,206	$254,684	$160,298	$45,082	$15,766	$12,060

Borrowings. The Company may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank and certain of its loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At December 31, 2011, the Company had no advances from the FHLB of Pittsburgh. The Company continually reviews utilization of advances from the FHLB as a source of funding based upon decisions by the FHLB to suspend the dividend on, and restrict the repurchase of, FHLB stock. FHLB stock is required to be held when advances from the FHLB are taken. At December 31, 2011, the Company had $1.9 million of FHLB stock.

The following table sets forth certain information regarding borrowed funds at or for the dates indicated:

	At or for the Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)

FHLB of Pittsburgh advances:
Average balance outstanding	—	$13,148	$34,767
Maximum amount outstanding at any month-end during the year	—	32,000	37,000
Balance outstanding at end of year	—	—	32,000
Weighted average interest rate during the year	—	6.41%	6.39%

Weighted average interest rate at end of year	—	—	6.31%
Total borrowings:
Average balance outstanding	$3,762	$17,096	$34,811
Maximum amount outstanding at any month-end during the year	3,878	35,238	37,082
Balance outstanding at end of year	3,878	7,384	32,021
Weighted average interest rate during the year	0.45%	5.07%	6.38%
Weighted average interest rate at end of year	0.38%	0.82%	6.31%

Employees

The Company had 79 full-time employees and 26 part-time employees at December 31, 2011. None of these employees is represented by a collective bargaining agreement.

Subsidiaries

Presently, the Bank has three wholly-owned subsidiaries, Alliance Delaware Corp., Alliance Financial and Investment Services LLC, and 908 Hyatt Street LLC. Alliance Delaware Corp., which holds and manages certain investment securities, was formed in 1999 to accommodate the transfer of certain assets that are legal investments for the Bank and to provide for a greater degree of protection to claims of creditors. The laws of the State of Delaware and the court system create a more favorable environment for the business affairs of the subsidiary. Alliance Delaware Corp. currently manages certain investments for the Bank, which, as of December 31, 2011 and 2010, amounted to $60.2 million and $58.7 million, respectively. Alliance Financial and Investment Services LLC, which is currently inactive, was formed to participate in commission fees from non-insured investment products. 908 Hyatt Street LLC was formed to own and manage certain real estate properties. As of December 31, 2011 there were no properties held by 908 Hyatt Street LLC.

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

REGULATION

REGULATION

General

Alliance Bancorp as a savings and loan holding company, is required to file certain reports with, and is subject to examination by, and otherwise must comply with the rules and regulations of the FRB. Alliance Bancorp is also subject to the rules and regulations of the SEC under the federal securities laws.

Alliance Bank is a Pennsylvania-chartered savings bank and is subject to extensive regulation and examination by the Department and by the FDIC, and is also subject to certain requirements established by the FRB. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the payment of dividends, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Department and the FDIC to test Alliance Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the Congress could have a material adverse impact on Alliance Bancorp and Alliance Bank and their operations.

Certain of the regulatory requirements that are or will be applicable to Alliance Bank and Alliance Bancorp are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Alliance Bank and Alliance Bancorp and is qualified in its entirety by reference to the actual statutes and regulations.

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the law changed the jurisdictions of existing bank regulatory agencies and in particular transfers the regulation of federal savings associations from the Office of Thrift Supervision (the “OTS”) to the Office of Comptroller of the Currency (the “OCC”), which became effective on July 21, 2011. Savings and loan holding companies are regulated by the FRB. The law also established an independent federal consumer protection bureau within the FRB. The following discussion summarizes significant aspects of the law that may affect Alliance Bank and Alliance Bancorp. All of the regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of Alliance Bank:

•	A new independent consumer financial protection bureau has been established within the FRB, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. However, smaller financial institutions, like Alliance Bank, continue to be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts extended through the end of 2012.

•	The deposit insurance assessment base calculation is now equal to the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•	The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of Alliance Bancorp:

•	Authority over savings and loan holding companies was transferred to the FRB.

•	Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies have been extended to thrift holding companies. The FRB has not issued regulations that addresses the levels of these capital requirements and when they will apply to Alliance Bancorp.

•	The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•	The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•	Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•	A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•	Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•	Stock exchanges will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•	Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Regulation of Alliance Bank Pennsylvania Banking Law. The Pennsylvania Banking Code of 1965 (the “Banking Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of Alliance Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

One of the purposes of the Banking Code is to provide savings banks with the opportunity to be competitive with each other and with other financial institutions existing under other Pennsylvania laws and other state, federal and foreign laws. A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in the Commonwealth, with the prior approval of the Department.

The Department generally examines each savings bank not less frequently than once every two years. The Department may accept the examinations and reports of the FDIC in lieu of its own examination, the present practice is for the Department to alternate with the FDIC. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

Insurance of Accounts. The deposits of Alliance Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions.

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies. Under the unsecured debt program, the FDIC’s guarantee expires on the earlier of the maturity date of the debt or December 31, 2012. The unlimited deposit insurance for noninterest-bearing transaction accounts was extended by the Dodd-Frank Act through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system).

The FDIC’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. The FDIC recently amended its deposit insurance regulations (1) to change the assessment base from domestic deposits to average assets minus tangible equity and (2) to lower overall assessment rates. The revised rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments became effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.

In 2009, the FDIC also required insured deposit institutions on December 30, 2009 to prepay 13 quarters of estimated insurance assessments. Our prepayment totaled approximately $2.3 million. Unlike a special assessment, this prepayment did not immediately affect bank earnings. Banks will book the prepaid assessment as a non-earning asset and record the actual risk-based premium payments at the end of each quarter.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like Alliance Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies.

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

Alliance Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At December 31, 2011, Alliance Bank’s capital ratios exceeded each of its capital requirements and is considered well capitalized.

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

In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

At December 31, 2011, Alliance Bank was deemed a well capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

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

Restrictions on Capital Distributions. FRB and FDIC regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. Under applicable regulations, a savings institution must file an application for FDIC approval of the capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years;

•	the institution would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or FDIC imposed condition; or

•	the institution is not eligible for expedited treatment of its filings with the FDIC.

If an application is not required to be filed, a savings institution such as Alliance Bank must still file a notice with the FDIC at least 30 days before the board of directors declares a dividend or approves a capital distribution if:

•	the institution would not be well-capitalized following the distribution; or

•	the proposed distribution would reduce the amount or retire any part of our common or preferred stock or retire any part of a debt instrument included in our regulatory capital.

In addition, a savings institution, such as Alliance Bank, that is the subsidiary of a stock savings and loan holding company, must also file notice with the appropriate Federal Reserve Bank at least 30 days before the proposed declaration of a dividend by its board of directors.

An institution that either before or after a proposed capital distribution fails to meet its then applicable minimum capital requirement or that has been notified that it needs more than normal supervision may not make any capital distributions without the prior written approval of the OCC. In addition, the OCC may prohibit a proposed capital distribution, which would otherwise be permitted by OCC regulations, if the OCC determines that such distribution would constitute an unsafe or unsound practice.

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

Anti-Money Laundering. Federal anti-money laundering rules impose various requirements on financial institutions intended to prevent the use of the U.S. financial system to fund terrorist activities. These provision include a requirement that financial institutions operating in the United States have anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. Alliance Bank has established policies and procedures to ensure compliance with the federal anti-laundering provisions.

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

Federal Home Loan Bank System. Alliance Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLB’s. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB.

As a member, Alliance Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount in accordance with the FHLB’s capital plan and sufficient to ensure that the FHLB remains in compliance with its minimum capital requirements. At December 31, 2011, Alliance Bank was in compliance with this requirement.

Federal Reserve Board System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2011, Alliance Bank was in compliance with these reserve requirements.

Regulation of Alliance Bancorp

General. Alliance Bancorp is subject to regulation as a savings and loan holding company under the Home Owners’ Loan Act, as amended, instead of being subject to regulation as a bank holding company under the Bank Holding Company Act of 1956 because Alliance Bank has made an election under Section 10(l) of the Home Owners’ Loan Act to be treated as a “savings association” for purposes of Section 10 of the Home Owners’ Loan Act. As a result, Alliance Bancorp registered with the FRB and is subject to FRB regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies. As a subsidiary of a savings and loan holding company, Alliance Bank is subject to certain restrictions in its dealings with Alliance Bancorp and affiliates thereof.

Federal Securities Laws. Alliance Bancorp’s common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934. Alliance Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934. Pursuant to OTS regulations and our plan of conversion and reorganization, we have agreed to maintain such registration for a minimum of three years following the conversion and offering, which was completed on January 18, 2011.

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

Holding Company Activities. Alliance Bancorp is a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial holding companies under FRB regulations or for multiple savings and loan holding companies. Multiple savings and loan holding companies are permitted to engage in the following activities: (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the FRB prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies. Although savings and loan holding companies are not currently subject to specific capital requirements, recent legislation authorized the FRB to establish capital requirements for savings and loan holding companies. That legislation also authorized federal regulators to require depository institution holding companies to serve as a source of strength to their depository institution subsidiaries. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Federal Reserve and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

All savings association subsidiaries of savings and loan holding companies are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. If the subsidiary savings institution fails to meet the QTL, as discussed below, then the savings and loan holding company must register with the FRB as a bank holding company, unless the savings institution re-qualifies as a QTL within one year thereafter.

Declaration of Dividends. A savings institution, such as Alliance Bank, that is part of a savings and loan holding company structure must file a notice of declaration of a dividend with the FRB not less than 30 days prior to the proposed declaration of dividend by its board of directors.

Qualified Thrift Lender Test. A savings association can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the FRB QTL test. A savings bank subsidiary of a savings and loan holding company that does not comply with the QTL test must comply with the following restrictions on its operations:

•	the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank;
•	the branching powers of the institution shall be restricted to those of a national bank; and
•	payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank and the dividends must be necessary to meet obligations of the institution’s holding company.

Upon the expiration of three years from the date the institution ceases to meet the QTL test, it must cease any activity and not retain any investment not permissible for a national bank and a savings association (subject to safety and soundness considerations).

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, a savings institution not in compliance with the QTL test is also subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended.

Alliance Bank believes that it meets the provisions of the QTL test.

Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution includes any company or entity which controls the savings institution or that is controlled by a company that controls the savings institution. In a holding company context, the holding company of a savings institution (such as Alliance Bancorp) and any companies which are controlled by such holding companies are affiliates of the savings institution. Generally, Section 23A limits the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings institution as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings institution to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners’ Loan Act prohibits a savings institution from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

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

At December 31, 2011, Alliance Bank was in compliance with the above restrictions.

Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the FRB, control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the FRB, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

The FRB may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

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

At December 31, 2011, Alliance Bank’s total federal pre-1988 reserve was approximately $7.1 million. The reserve reflects the cumulative effects of federal tax deductions for which no federal income tax provisions have been made.

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Alliance Bank has been subject to the AMT and as of December 31, 2011, had $1.2 million of AMT available as credit for carryover purposes.

Net Operating Loss Carryovers. Net operating losses incurred in taxable years beginning before August 6, 1997 may be carried back to the three preceding taxable years and forward to the succeeding 15 taxable years. For net operating losses in years beginning after August 5, 1997, other than 2001 and 2002, such net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years. Net operating losses arising in 2001 or 2002 may be carried back five years and may be carried forward 20 years. At December 31, 2011, Alliance Bank had no net operating loss carryforwards while Alliance Bancorp had $1.3 million in net operating loss carryfowards for federal income tax purposes expiring through 2031, and capital loss carry forwards of approximately $2.5 million expiring through 2015. The Company expects fully realize the benefit of such carryfowards based on forecasted earnings and tax strategies.

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

Alliance Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act (the “MTIT”), as amended to include thrift institutions having capital stock. Pursuant to the MTIT, the tax rate is 11.5%. The MTIT exempts Alliance Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with U.S. generally accepted accounting principles with certain adjustments. The MTIT, in computing income under U.S. generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Alliance Bank. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes. At December 31, 2011, the Bank had approximately $685,000, $504,000, and $272,000 in NOL carryforwards expiring in 2012, 2013 and 2014, respectively, for state tax purposes. The Bank recorded a full allowance for these carryfowards as projected State income at the Bank is not anticipated to be sufficient to realize these benefits.

Item 1A. Risk Factors.

Not applicable

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Offices and Properties

At December 31, 2011, the Company conducted its business from its executive offices in Broomall, Pennsylvania and eight full service offices, all of which are located in southeastern Pennsylvania.

The following table sets forth certain information with respect to the office and other properties of the Company at December 31, 2011.

		Net Book
		Value of
		Premises and	Amount of
Description/Address	Leased/Owned	Fixed Assets	Deposits
		(In Thousands)
MAIN OFFICE

Lawrence Park	Owned	$1,277	$87,346
541 Lawrence Road
Broomall, PA 19008

BRANCH OFFICES

Upper Darby	Leased (1)	201	41,099
69th and Walnut Sts
Upper Darby, PA 19082

Secane	Leased (2)	99	61,790
925 Providence Road
Secane, PA 19018

Newtown Square	Leased (3)	16	31,140
252 & West Chester Pike
Newtown Square, PA 19073

Havertown	Leased (4)	70	53,521
500 E. Township Line Road
Havertown, PA 19083

Lansdowne	Owned	152	24,762
9 E. Baltimore Pike
Lansdowne, PA 19050

Springfield	Owned (5)	910	38,623
153 Saxer Avenue
Springfield, PA 19064

Shoppes at Brinton Lake	Leased (6)	47	25,141
979 Baltimore Pike
Glen Mills, PA 19342

Paoli Shopping Center	Leased (7)	20	12,626
82 E. Lancaster Ave.
Paoli, PA 19301

Westgate Plaza	Leased (8)	—	—
309 Lancaster Ave.
Frazer, PA 19355

OTHER PROPERTIES

Willistown Property	Owned (9)	1,668	—
Dutton Mill Rd. and W. Chester Pike
Willistown, PA 19073

(1)	The lease expires in February 2017 with two successive options to extend the lease for five years each.

(2)	The lease expires in April 2016 with no further options to extend.

(3)	The building is owned but the land is leased. The lease expires in March 2017 with no further options to extend.

(4)	The lease expires in January 2016 with one successive option to extend the lease for five years each.

(5)	As of December 31, 2011 this property is owned. Prior to the reorganization and conversion in 2011 this property was owned by the Company’s former Mutual Holding Company and leased to the Bank.

(6)	The lease expires in January 2021 with two successive options to extend the lease for five years each.

(7)	The lease expires May 2012. The Company is in the process of relocating this office to its new Frazer location.

(8)	In January of 2012, the Company signed a lease to occupy this property and will be relocating its Paoli office to this location. The initial lease term is ten years with two five year renewal options.

(9)	Improved land that was previously owned by the Company’s former Mutual Holding Company.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II.

Item 5. Market for The Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Corporate Information

Independent Registered Public Accounting Firm	Investor Information
ParenteBeard LLC	Investors, analysts and others seeking
1200 Atwater Drive, Suite 225	information may contact:
Malvern, PA 19355

Market Makers	Kathleen P. Lynch
Stifel Nicholas & Company, Inc.	Corporate Secretary
Sandler O’ Neill & Partners, LP	541 Lawrence Road
USB Financial Services, Inc.	Broomall, PA 19008-3599
(610) 353-2900

Special Counsel	Transfer Agent
Elias, Matz, Tiernan & Herrick LLP	Direct questions regarding dividend checks,
734 15th Street, NW, 11th Floor	address and name changes or lost certificates to:
Washington, D.C. 20005	Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016

Market Information

Alliance Bancorp common stock is traded on the Nasdaq Global Market and quoted under the symbol “ALLB”. The closing price on December 31, 2011 was $10.77 per share. There were 5,474,437 shares outstanding as of December 31, 2011. The stock prices and dividend amounts in the following table have not been adjusted for the “second-step” conversion and reorganization of the Bank from the mutual holding company structure to a stock holding company structure on January 18, 2011. In connection with the conversion and reorganization, each share of the former federally chartered mid-tier holding company of the Bank was exchanged for 0.8200 shares of common stock of Alliance Bancorp, Inc. of Pennsylvania, the new Pennsylvania holding company.

For the Quarter Ended	High	Low	Close	Cash Dividends Declared

December 31, 2011	$10.77	$9.72	$10.77	$.05

September 30, 2011	11.22	10.02	10.40	.05

June 30, 2011	11.24	10.70	11.15	.04

March 31, 2011	11.70	10.47	10.70	.03

December 31, 2010	$9.25	$7.00	$9.15	$.03

September 30, 2010	8.44	7.20	7.29	.03

June 30, 2010	8.45	8.00	8.30	.03

March 31, 2010	8.65	8.26	8.55	.03

On December 14, 2011, the Company approved a stock repurchase program of 10% of its outstanding shares or 547,433 shares of common stock. As of December 31, 2011, no shares have been repurchased under this program.

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The selected consolidated financial and other data of Alliance Bancorp, Inc. of Pennsylvania set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing in Item 8 of this Annual Report.

	As of or For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share amounts)
Selected Financial Data

Total assets	$469,487	$454,476	$464,216	$424,109	$424,467
Cash and cash equivalents	95,852	61,891	74,936	28,308	42,079
Loans receivable, net	285,297	286,056	285,008	278,436	256,932
Mortgage-backed securities	11,303	16,146	23,355	31,921	35,632
Investment securities	45,245	61,428	52,336	62,070	67,861
Other real estate owned	2,587	2,675	2,968	—	—
Deposits	376,048	384,595	375,254	327,267	327,772
Borrowings (1)	3,878	7,384	35,090	41,632	40,058
Stockholders’ equity	82,995	48,991	48,445	48,899	51,458
Total liabilities	386,491	405,485	415,772	375,211	373,008
Allowance for loan losses	4,000	5,090	3,538	3,169	2,831
Non-accrual loans	11,859	13,699	6,457	5,209	1,502
Non-performing assets (2)	17,025	18,966	10,805	6,996	2,097

Selected Operating Data
Interest and dividend income	$18,677	$19,797	$21,091	$22,542	$24,340
Interest expense	4,104	6,434	9,509	11,701	13,999
Net interest income	14,573	13,363	11,582	10,841	10,341
Provision for loan losses	3,250	2,120	528	585	120
Net interest income after provision
for loan losses	11,323	11,243	11,054	10,256	10,221
Other income	726	1,084	1,164	241	484
Other expenses	10,979	11,375	10,900	10,303	9,807
Income before income tax benefit	1,070	953	1,318	194	898
Income tax benefit	(79)	(128)	(41)	(411)	(157)

Net income	$1,149	$1,080	$1,359	$605	$1,055

Basic earnings per share (3)	$0.22	$0.20	$0.24	$0.11	$0.18
Dilutive earnings per share (3)	$0.21	$0.20	$0.24	$0.11	$0.18

(Notes on Following Page)

	As of or For the Year Ended December 31,
	2011	2010	2009	2008	2007
Selected Operating Ratios
Average yield earned on interest-earning assets	4.24%	4.64%	5.08%	5.64%	6.12%
Average rate paid on interest-bearing liabilities	1.12	1.66	2.57	3.32	4.03
Average interest rate spread (4)	3.12	2.98	2.51	2.32	2.09
Net interest margin (4)	3.31	3.13	2.79	2.72	2.60
Ratio of interest-earning assets to interest-bearing liabilities	120.79	110.65	111.98	113.54	114.54
Noninterest expense as a percent of average assets	2.36	2.50	2.47	2.44	2.33
Return on average assets	0.25	0.24	0.30	0.14	0.25
Return on average equity	1.37	2.21	2.97	1.21	2.18
Dividend payout ratio	80.99	30.29	25.59	122.91	58.56
Efficiency ratio (5)	71.76	78.74	85.52	92.97	90.60
Ratio of average equity to average assets	18.05	10.74	11.08	11.79	11.52
Full-service offices at end of period	9	9	9	9	9

Asset Quality Ratios
Non-accrual loans as a percentage of total loans receivable	4.09%	4.71%	2.24%	2.85%	0.58%
Nonperforming loans as a percent of total loans receivable	4.98	5.59	2.71	2.48	0.81
Nonperforming assets as a percent of total assets (2)	3.63	4.17	2.33	1.65	0.49
Allowance for loan losses as a percent of total loans receivable	1.38	1.75	1.23	1.13	1.09
Allowance for loan losses as a percent of nonperforming loans	27.70	31.24	45.14	45.30	135.00
Allowance for loan losses as a percent of non-accrual loans	33.72	37.15	54.78	60.84	188.48
Net charge-offs to average loans receivable outstanding during the period	1.49	0.20	0.06	0.09	0.00

Bank Capital Ratios
Tier 1 leverage capital ratio	12.85%	10.83%	10.17%	10.67%	10.52%
Tier 1 risk-based capital ratio	21.85	16.13	15.97	16.33	16.35
Total risk-based capital ratio	23.10	17.38	17.17	17.47	17.38

(1)	Borrowings consist of advances, demand notes issued to the U.S. Treasury, customer sweep accounts, and, the Employee Stock Ownership Plan (“ESOP”) debt prior to conversion.
(2)	Nonperforming assets consist of nonperforming loans, certain troubled debt restructurings and other real estate owned (“OREO”). Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more overdue, while OREO consists of real estate acquired through, or in lieu of, foreclosure.
(3)	The calculation of earnings per share for 2007 to 2010 has been adjusted for the exchange and additional share issuance in the reorganization and offering completed on January 18, 2011 which the exchange rate was 0.8200 shares of common stock of Alliance Bancorp, Inc. of Pennsylvania, the new Pennsylvania holding company.
(4)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	The efficiency ratio is calculated by dividing other expenses by the sum of net interest income and other income.

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

Overview

Alliance Bancorp is a Pennsylvania corporation and the holding company which owns 100% of the capital stock of Alliance Bank, a community oriented savings bank headquartered in Broomall, Pennsylvania. We operate a total of nine banking offices, eight of which are located in Delaware County and one in Chester County. Both counties are suburbs of Philadelphia. Our primary business consists of attracting deposits from the general public and using those funds, together with funds we borrow, to originate loans to our customers and invest in securities such as U.S. Government and agency securities, mortgage-backed securities and municipal obligations. At December 31, 2011, Alliance Bancorp had $469.5 million of total assets, $376.0 million of total deposits and stockholders’ equity of $83.0 million.

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

Alliance Bank is subject to regulation by the Department, as its chartering authority, and by the FDIC, which insures Alliance Bank’s deposits up to applicable limits.

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

Our net income amounted to $1.2 million and $1.1 million for the years ended December 31, 2011 and 2010, respectively. Some of the major factors and trends which have impacted our results of operations in these periods include the following:

•	Low Market Rates of Interest. In recent periods, our results have benefitted from the historically low market rates of interest that have prevailed. During 2008, the FRB reduced the federal funds rate seven times from 4.25% at December 31, 2007 to a range of 0% to 0.25% at December 31, 2008 and throughout 2009 and remained at 0.25% at December 31, 2011. The average rates that we pay on our interest-bearing deposits and other liabilities have fallen steadily, from 4.03% for the year ended December 31, 2007 to 1.13% during the year ended December 31, 2011. Because the average rates on our deposits and other liabilities tend to adjust to changes in market rates of interest more quickly than the average yields we earn on our loans and other interest-earning assets, our average interest rate spread (the difference between the average yield earned on interest-earning assets and the average cost paid on interest-bearing liabilities) has steadily increased over this period, as has our net interest income. We anticipate that the current low rate environment will continue to put downward pressure on short term interest rates until an economic recovery is sustainable. However, when the interest rate environment begins to increase, it will cause pricing pressure on our deposit accounts and may have a negative impact on our net interest income and possibly our net income.

•	Increased Loan Charge-offs. In September of 2011, the Company charged-off $2.6 million related to a land and development loan located in Bradenton, FL which had a carrying value of $3.2 million at December 31, 2011. In February of 2012, the borrowers executed an agreement of sale with a third party real estate investor for $7.4 million. The agreement provides for a cash sale and is expected to close in the second quarter of 2012. The Company expects to receive approximately $3.3 million representing its 45% participation interest from the sale. Also, in September 2011, the Company charged-off $1.1 million related to a residential construction loan located in center city Philadelphia, PA which had a carrying value of $2.7 million at December 31, 2011. In November 2011, the Company entered into a property management agreement as well as an agreement of sale for a $2.7 million purchase price with a third party real estate developer. In February of 2012, the Company acquired the property through sheriff sale and is in the process of obtaining the deed for the condominium units. The Company has agreed to provide a $2.4 million market rate loan to finance the purchase of this property and anticipates closing in the second quarter of 2012. Pursuant to the management agreement, the investor will manage the property on behalf of the Company until the sale is consummated.

•	Managing Other Expenses. Our other, or non-interest, expenses amounted to $11.0 million and $11.4 million for the years ended December 31, 2011, and 2010, respectively. The primary reasons for the slight decrease in non-interest expenses in 2011 were decreases in professional fees, occupancy and equipment expenses, FDIC deposit insurance premiums, and loan and OREO expenses, which were partially offset by increases in salaries and benefits, advertising and marketing costs, and other non-interest expense. We expect additional increases in salaries and benefits expense in the future as a result of the adoption of our stock-based benefit plans that were approved by stockholders in July 2011.

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

FHLB Stock. FHLB stock represents required investment in the common stock of the FHLB and is carried at cost. The purchase of FHLB stock provides banks with the right to be a member of the FHLB and to receive the products and services that the FHLB provides to member banking institutions. Unlike other types of stock, FHLB stock is acquired primarily for the right to receive advances from the FHLB, rather than the for the purpose of earning dividends or stock price appreciation. FHLB stock is an activity based stock directly proportional to the volume of advances taken by a member institution. During the fourth quarter of 2008, the FHLB announced a decision to suspend the dividend on, and restrict the repurchase of, FHLB stock. The FHLB’s suspension of dividends and restrictions on repurchases is continuing and, as a result, we must hold these securities, although we are not currently receiving a return for this investment. In 2010, the FHLB began partial redemptions of FHLB stock. The FHLB redeemed $430,000 and $122,000 of stock during 2011 and 2010, respectively. In February of 2012, the FHLB paid a 10 basis point dividend on outstanding stock.

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

Financial Condition

The Company’s total assets increased $15.0 million or 3.3% to $469.5 million at December 31, 2011, compared to $454.5 million at December 31, 2010. This increase can be attributed to a $34.0 million or 54.9% increase in cash and cash equivalents, a $1.9 million increase in net premises and equipment, a $321,000 increase in bank owned life insurance, and a $215,000 increase in net deferred tax assets.

These increases were offset by a $13.7 million or 37.3% decrease in investment securities available for sale, a $4.8 million or 30.0% decrease in mortgage backed securities available for sale, a $2.5 million or 10.0% decrease in investment securities held to maturity, $759,000 or 0.3% decrease in loans receivable, a $175,000 or 9.5% decrease in accrued interest receivable, a $430,000 or 18.6% decrease in FHLB stock, and a $457,000 or 28.7% decrease in our prepaid FDIC premium assessment.

Total liabilities decreased $19.0 million or 4.7% to $386.5 million at December 31, 2011, compared to $405.5 million at December 31, 2010. This decrease was primarily due to an $8.5 million or 2.2% decrease in total deposits and a $3.5 million or 47.5% decrease in other borrowings. Also contributing to the decrease in total liabilities was the existence of a subscriptions payable as a result of the stock offering and conversion that was in process at the end of 2010 but not 2011. These decreases were partially offset by a $967,000 or 17.3% increase in accrued expenses and other liabilities.

Stockholders’ equity increased $34.0 million to $83.0 million as of December 31, 2011 compared to $49.0 million at December 31, 2010. The increase was primarily due to the stock offering in connection with the “second-step” conversion from the mutual holding company structure to the stock holding company structure on January 18, 2011. In connection with the conversion and reorganization, 3,258,475 shares of common stock, par value $0.01 per share, of the new Alliance Bancorp, Inc. of Pennsylvania were sold in subscription, community and syndicated community offerings to certain depositors of the Bank and other investors for $10 per share, or $32.6 million in the aggregate, and 2,215,962 shares of common stock were issued in exchange for the outstanding shares of common stock of the former federally chartered mid-tier holding company for the Bank, which also was known as Alliance Bancorp, Inc. of Pennsylvania, held by the “public” shareholders of the mid-tier holding company.

Nonperforming assets decreased $2.0 million to $17.0 million or 3.63% of total assets at December 31, 2011 as compared to $19.0 million or 4.17% of total assets at December 31, 2010. The nonperforming assets at December 31, 2011 included $14.4 million in nonperforming loans and $2.6 million in other real estate owned. The decrease in nonperforming assets was primarily due to a $3.7 million decrease in nonperforming real estate construction loans that was primarily due to $3.7 million in charge-offs (as further described below) on two real estate construction loans and the transfer of a $1.7 million commercial real estate construction loan to other real estate owned which was sold in September 2011 and resulted in a $50,000 recovery against a $224,000 charge-off taken in June 2011. In addition, other changes in nonperforming assets included an $88,000 decrease in other real estate owned, a $691,000 increase in nonperforming single-family residential real estate loans, a $888,000 increase in non-performing commercial real estate loans, a $7,000 increase in non-performing commercial business loans, and a $277,000 increase in non-performing consumer loans as of December 31, 2011. Overall, nonperforming loans included $3.1 million in single-family residential real estate loans, $3.0 million in commercial real estate loans, $7.7 million in real estate construction loans, $81,000 in commercial business loans and $561,000 in consumer loans. The allowance for loan losses amounted to $4.0 million or 27.7% of nonperforming loans at December 31, 2011 as compared to $5.1 million or 31.2% of non-performing loans at December 31, 2010.

The Company continues to work towards the resolution of its nonperforming assets. During the 2011, the Company received updated appraisals using the bulk sale or liquidation value for the collateral supporting its two largest nonperforming loans. In September of 2011, the Company charged-off $2.6 million related to a land and development loan located in Bradenton, FL which had a carrying value of $3.2 million at December 31, 2011. In February of 2012, the borrowers executed an agreement of sale with a third party real estate investor, for $7.4 million. The agreement provides for a cash sale and is expected to close in the second quarter of 2012. The Company expects to receive approximately $3.3 million representing its 45% participation interest from the sale. Also, in September 2011, the Company charged-off $1.1 million related to a residential construction loan located in center city Philadelphia, PA which had a carrying value of $2.7 million at December 31, 2011. In November 2011, the Company entered into a property management agreement as well as an agreement of sale for a $2.7 million purchase price with a third party real estate developer. In February of 2012, the Company acquired the property through sheriff sale and is in the process of obtaining the deed for the condominium units. The Company has agreed to provide a $2.4 million market rate loan to finance the purchase of this property and anticipates closing in the second quarter of 2012. Pursuant to the management agreement, the investor will manage the property on behalf of the Company until the sale is consummated.

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

Results of Operations

General. The Company recorded net income of $1.2 million for the year ended December 31, 2011 as compared to net income of $1.1 million in 2010. Net income increased $69,000 or 6.4% to $1.2 million or $0.21 per diluted share for the year ended December 31, 2011 as compared to $1.1 million or $0.20 (as adjusted) per diluted share for the same period in 2010. The increase in net income was primarily due to a $2.3 million or 36.2% decrease in interest expense along with a $396,000 or 3.5% decrease in other expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010. These decreases were partially offset by a $1.1 million or 5.7% decrease in interest income, a $1.1 million or 53.3% increase in provision for loan losses, a $358,000 or 33.0% decrease in other income, and a $49,000 or 38.3% decrease in income tax benefit for the year ended December 31, 2011 compared to the year ended December 31, 2010.

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

	Year Ended December 31,
	2011			2010			2009
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)(3)	$291,719	$16,431	5.63%	$288,192	$16,878	5.86%	$283,736	$17,024	6.00%
Mortgage-backed securities	13,678	560	4.09	19,897	822	4.13	28,897	1,230	4.26
Investment securities (3)	58,152	1,505	2.59	51,924	1,863	3.59	58,383	2,638	4.52
Other interest-earning assets	77,070	181	0.23	66,920	234	0.35	44,065	199	0.45
Total interest-earning assets	440,619	18,677	4.24	426,933	19,797	4.64	415,081	21,091	5.08
Noninterest-earning assets	25,466			28,006			25,774
Total assets	$466,085			$454,939			$440,855

Interest-bearing liabilities:
Deposits	$361,009	4,087	1.13	$368,762	5,567	1.51	$332,795	7,257	2.18
FHLB advances and other borrowings	3,762	17	0.45	17,096	867	5.07	37,880	2,252	5.95
Total interest-bearing liabilities	364,771	4,104	1.12	385,858	6,434	1.66	370,675	9,509	2.57
Noninterest-bearing liabilities	17,208			20,224			21,331
Total liabilities	381,979			406,082			392,006
Stockholders’ equity	84,106			48,857			48,849
Total liabilities and stockholders’ equity	$466,085			$454,939			$440,855

Net interest-earning assets	$75,848			$41,075			$44,406
Net interest income/interest rate spread		$14,573	3.12%		$13,363	2.98%		$11,582	2.51%
Net yield on interest- earning assets (2) (3)			3.31%			3.13%			2.79%
Ratio of interest-earning assets to interest-bearing liabilities			120.79%			110.65%			111.98%

(1)	Nonaccrual loans and loan fees have been included.
(2)	Net interest income divided by interest-earning assets.

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

	Year Ended December 31,
	2011 vs. 2010
	Increase
	(Decrease) Due To
			Total
			Increase
(Dollars in Thousands)	Rate	Volume	(Decrease)

Interest-earning assets:
Loans receivable	$(631)	$184	$(447)
Mortgage-backed securities	(5)	(257)	(262)
Investment securities	(541)	183	(358)
Other interest-earning assets	(98)	45	(53)
Total interest-earning assets	(1,275)	155	(1,120)
Interest-bearing liabilities:
Deposits	(1,408)	(72)	(1,480)
FHLB advances and other borrowings	(304)	(546)	(850)
Total interest-bearing liabilities	(1,712)	(618)	(2,330)

Increase in net interest income	$437	$773	$1,210

Net Interest Income. Net interest income is determined by the Company’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $1.2 million or 9.1% during 2011 as compared to the same period in 2010. The increase in net interest income was primarily due to a $2.3 million or 36.2% decrease in interest expense on interest bearing liabilities, partially off-set by a $1.1 million or 5.7% decrease in interest income on interest earnings assets. Overall, the interest rate spread increased 18 basis points from 3.13% for the year ended December 31, 2010 to 3.31% for the year ended December 31, 2011.

Interest and Dividend Income. Interest income decreased $1.1 million or 5.7% to $18.7 million for the year ended December 31, 2011, compared to the same period in 2010. The decrease was primarily due to a $358,000 or 19.2% decrease in interest income on investment securities, a $262,000 or 31.9% decrease in interest income earned on mortgage backed securities, a $447,000 or 2.6% decrease in interest income earned on loans, and a $53,000 or 22.6% decrease in interest income on balances due from depository institutions.

The decrease in interest income on investment securities was primarily due to a 100 basis point (one basis point is equal to 1/100 of a percent) or 27.9% decrease in the average yield earned on investment securities partially offset by a $6.2 million or 12.0% increase in the average balance of investment securities. The decrease in interest income on mortgage backed securities was primarily due to a $6.2 million or 31.3% decrease in the average balance of mortgage backed securities and a 4 basis point decrease in the average yield earned on mortgage backed securities. The decrease in interest income on loans was primarily due to a 23 basis point decrease in the average yield earned on loans, partially offset by a $3.5 million or 1.2% increase in the average balance of loans outstanding. The decrease in interest due from depository institutions was due to a 12 basis point or 34.3% decrease in the average yield earned on balances due from depository institutions, partially offset by $10.2 million increase in the average balance of balances due from depository institutions.

Interest Expense. Interest expense decreased $2.3 million or 36.2% in 2011 compared to 2010. This decrease was due to a decrease of $1.5 million or 26.6% in interest expense on deposits and a decrease of $850,000 or 98.0% in interest expense on other borrowings. The decrease in interest expense on deposits was due to a 38 basis point or 25.2% decrease in the average rate paid on deposits and a $7.8 million or 2.1% decrease in the average balance outstanding. The decrease in interest expense on other borrowings was due to a $13.3 million or 78.0% decrease in the average balance outstanding and a 462 basis point decrease in the average rates paid on other borrowings.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charges to operating results, in order to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all known and inherent losses that are both probable and reasonably estimable, at each reporting date. The allowance is based upon an assessment of prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, current economic conditions in the Company’s market area and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses amounted to $3.3 million and $2.1 million for the years ended December 31, 2011 and 2010, respectively.

Other Income. Total other income decreased $358,000 or 33.0% to $726,000 for the year ended December 31, 2011, compared to 2010. This decrease was primarily attributed to a $27,000 or 9.6% decrease in service charges on deposit accounts, a $336,000 decrease in management fees, a $44,000 loss on the sale of investments for which no such loss existed in 2010 and a $14,000 decrease in the income earned on bank owned life insurance, partially offset by a $54,000 increase in the gain (loss) on sale of OREO. Prior to 2011, the Bank had collected a management fee from Alliance Mutual Holding Company which reimbursed the Bank for certain salary and overhead costs the Bank incurred on behalf of the former mutual holding company. The management fee for 2010 was $336,000. With the completion of conversion and reorganization on January 18, 2011, the mutual holding company no longer exists and no fees were paid.

Other Expenses. Total other expenses amounted to $11.0 million and $11.4 million for the years ended December 31, 2011 and 2010, respectively. This decrease was primarily due to decreases in occupancy and equipment expenses, professional fees, FDIC deposit insurance premiums, loan and OREO expenses, and provision for loss on OREO when comparing 2011 to 2010. The decrease in the FDIC deposit insurance expense is due to a revised FDIC formula for calculating FDIC insurance premiums which resulted in a lower expense for the Bank. The decrease in the provision for loss on OREO was the result of our analysis of the underlying real estate which warranted additional write-downs in 2010. The decrease in professional fees primarily resulted from litigation expense related to the protection of the Company’s Customer First trademark which occurred in 2010.

Income Tax Benefit. Income tax benefit amounted to $79,000 and $128,000 for the years ended December 31, 2011 and 2010, respectively, resulting in effective tax rates of (7.4)% and (13.4)%, respectively. The decrease in the income tax benefit effective rate for the year ended December 31, 2011 was primarily due to higher pre-tax income in 2011 compared to 2010. The tax benefit primarily resulted from tax exempt income from Bank-owned life insurance and certain tax-exempt securities purchased by the Company.

Liquidity and Capital Resources

The Company’s liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The Company’s primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations. Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition. After the completion of its reorganization and stock offering in January of 2011, the Company’s liquidity and capital position were further strengthened resulting from $30.0 million in net proceeds from the stock offering. The Company attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors. Any excess funds are invested in overnight and other short-term interest-earning accounts. The Company generates cash flow through the retail deposit market, its traditional funding source, for use in investing activities. In addition, the Company may utilize borrowings such as fhlb advances for liquidity or profit enhancement. At December 31, 2011, the Company had no outstanding FHLB advances and $128.2 million of additional borrowing capacity from the FHLB of Pittsburgh. FHLB stock is required to be held when advances from the FHLB are taken. Further, the Company has access to the Federal Reserve Bank discount window. At December 31, 2011, the Company had no such funds outstanding from the Federal Reserve Bank.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company. At December 31, 2011, the total approved loan commitments outstanding amounted to $9.4 million. At the same date, commitments under unused lines of credit amounted to $22.8 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2011, totaled $160.3 million. Management believes that a significant portion of maturing deposits will remain with the Company. Investment and mortgage-backed securities totaled $56.5 million at December 31, 2011, of which $16,000 are scheduled to mature or reprice in one year or less. The Company anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

Bank Regulatory Capital Requirements

The following table summarizes the Bank’s total stockholder’s equity, FDIC regulatory capital, total FDIC risk-based assets, leverage and risk-based regulatory ratios at December 31, 2011.

(Dollars in Thousands)

Total stockholder’s equity or GAAP capital (Bank)	$60,648
FDIC adjustment for securities available-for-sale	(513)
FDIC adjustment for retirement plans	1,861
FDIC adjustment for deferred tax assets	(3,059)
FDIC tier 1 capital	58,937
Plus: FDIC tier 2 capital (1)	3,380
Total FDIC risk-based capital	$62,317

FDIC quarterly average total assets for leverage ratio	$458,686
FDIC net risk-weighted assets	269,753

FDIC leverage capital ratio	12.85%
Minimum requirement (2)	4.00% to 5.00%

FDIC risk-based capital - tier 1	21.85%
Minimum requirement	4.00%

FDIC total risk-based capital (tier 1 & 2)	23.10%
Minimum requirement	8.00%

(1)	Tier 2 capital consists entirely of the allowable portion of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets as detailed under regulations of the FDIC.

(2)	The FDIC has indicated that most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional cushion of 100 to 200 basis points. As of December 31, 2011, the Bank had not been advised of any additional requirements in this regard.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of December 31, 2011.

	Payments Due by Period
	Less Than	One to	Three to	More Then
	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)

Other Borrowings	$3,878	$—	$—	$—	$3,878
Certificates of deposit	160,298	60,848	8,801	3,259	233,206
Retirement plan obligations	370	966	2,270	4,853	8,459
Operating lease obligations	354	663	553	550	2,120
Total contractual obligations	$164,900	$62,477	$11,624	$8,662	$247,663

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

	At December 31,
	2011	2010
	(Dollars in thousands)

Commitments to extend credit:(1)
Future loan commitments	$9,385	$8,416
Undisbursed construction loans	4,179	5,853
Undisbursed home equity lines of credit	4,601	5,128
Undisbursed commercial lines of credit	13,297	11,904
Overdraft protection lines	189	249
Standby letters of credit	508	829
Total Commitments	$32,159	$32,379

(1)	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Asset and Liability Management

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap”, provides an indication of the extent to which a bank’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. Alliance Bank’s one year gap position at December 31, 2011 was a negative 25.7% primarily due to the $160.3 million of certificate accounts which mature during the one year period subsequent to December 31, 2011. In order to minimize the potential for adverse effects of material and prolonged changes in interest rates on Alliance Bank’s results of operations, Alliance Bank’s management has implemented and continues to monitor asset and liability management policies to better match the maturities and repricing terms of Alliance Bank’s interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of: (i) emphasizing investment in adjustable-rate mortgage loans (“ARMs”) and shorter-term (15 years or less) mortgage-backed securities; (ii) originating short-term secured commercial loans with balloon provisions or the rate on the loan tied to the prime rate; (iii) purchasing shorter-term (primarily two to ten years) investment securities of investment grade quality and U.S. Government Agency Bonds with terms of 15 years or less; (iv) selling longer-term (15 years or more) fixed-rate residential mortgage loans in the secondary market; (v) maintaining a high level of liquid assets (including investments and mortgage backed securities available for sale) that can be readily reinvested in higher yielding investments should interest rates rise; (vi) emphasizing the retention of lower-costing savings accounts and other core deposits; (vii) using interest rate floors and prepayment penalties on loan products; and (viii) lengthening liabilities and locking in lower borrowing rates with longer terms whenever possible.

The following table summarizes the anticipated maturities or repricing of Alliance Bank’s interest-earning assets and interest-bearing liabilities as of December 31, 2011 based on the information and assumptions set forth in the footnotes below.

		Over	Over 3	Over 5
		1 Year	Years	Years
	1 Year	to 3	to 5	to 15	Over 15
	or Less	Years	Years	Years	Years	Total
	(Dollars in thousands)
Interest-earning assets
Loans receivable(1)	$39,002	$72,657	$44,973	$97,413	$23,393	$277,438
Mortgage-backed securities(2)	2,340	1,570	2,388	2,971	2,034	11,303
Investment securities(3)	17,038	5,000	—	9,368	13,839	45,245
Other interest-earning assets	95,852	—	—	—	—	95,852
Total interest-earning assets	154,232	79,227	47,361	109,752	39,266	429,838
Interest-bearing liabilities
Savings accounts(4)	9,431	9,431	9,431	9,431	9,433	47,157
NOW accounts	53,754	—	—	—	—	53,754
Money market deposit accounts	30,072	—	—	—	—	30,072
Certificate accounts	160,298	60,848	8,801	1,280	1,979	233,206
Borrowed money	21,146	—	—	—	—	21,146
Total interest-bearing liabilities	274,701	70,279	18,232	10,711	11,412	385,335
Repricing GAP during the period	(120,469)	8,948	29,129	99,041	27,854	44,503
Cumulative GAP	$(120,469)	$(111,521)	$(82,392)	$16,649	$44,503
Ratio of GAP during the period to total assets	(25.7)%	1.9%	6.2%	21.1%	5.9%
Ratio of cumulative GAP to total assets	(25.7)%	(23.8)%	(17.6)%	3.5%	9.4%

(1)	Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are contractually due to mature. Fixed-rate loans are included in the period in which they are contractually due to mature. Balances have been reduced by $11.9 million for nonaccrual loans at December 31, 2011.
(2)	Reflects the expected average life of the mortgage-backed security.
(3)	Reflects repricing or contractual maturity with respect to investment securities.
(4)	For savings accounts, which totaled $47.2 million at December 31, 2011, assumes a decay rate of 20% per period.

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

The table below sets forth as of December 31, 2011, the estimated changes in our NPV that would result from designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rates changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of December 31, 2011
			Percentage
Change in Interest		Dollar Change	Change from
Rates (Basis Points)(1)	Amount	from Base	Base
	(Dollars in thousands)

+300	$63,005	$(1,389)	(2.2)%
+200	64,299	(95)	(0.1)
+100	65,007	613	1.0
Flat	64,394	—	—
-100	59,329	(5,065)	(7.9)
-200	56,240	(8,154)	(12.7)

(1)	Assumes an instantaneous uniform change in interest rates. One basis point equals 0.01%.

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2011.

Change in Interest Rates in	Net Interest
Basis Points (Rate Shock)	Income	$ Change	% Change
	(Dollars in thousands)

+300	$14,917	$235	1.6%
+200	14,886	204	1.4
+100	14,807	125	0.9
Flat	14,682	—	—
-100	14,824	142	1.0
-200	14,811	129	0.9

The above table indicates that as of December 31, 2011, in the event of an immediate and sustained 200 basis point increase in interest rates, our net interest income for the 12 months ending December 31, 2012 would be expected to increase by $204,000 or 1.4% to $14.9 million.

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

In December, 2011, the FASB issued Accounting Standards Update (ASU) 2011-10, Derecognition of in Substance Real Estate – a Scope Clarification. This ASU clarifies previous guidance for situations in which a reporting entity would relinquish control of the assets of a subsidiary in order to satisfy the nonrecourse debt of the subsidiary. The ASU concludes that if control of the assets has been transferred to the lender, but not legal ownership of the assets; then the reporting entity must continue to include the assets of the subsidiary in its consolidated financial statements. The amendments in this ASU are effective for public entities for annual and interim periods beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013. Early adoption is permitted. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

In December, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in an effort to improve comparability between U.S. GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stockholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies. The early adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required herein is incorporated by reference from Item 7, the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Assets and Liability Management.”

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and
Stockholders of Alliance Bancorp, Inc. of Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Alliance Bancorp, Inc. of Pennsylvania and subsidiaries (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended December 31, 2011. Alliance Bancorp, Inc. of Pennsylvania’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bancorp, Inc. of Pennsylvania and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Malvern, Pennsylvania

March 19, 2012

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2011	2010

Assets
Cash and cash due from depository institutions	$1,397,223	$10,443,453
Interest bearing deposits with depository institutions	94,454,975	51,447,335
Total cash and cash equivalents	95,852,198	61,890,788
Investment securities available for sale	23,069,933	36,783,820
Mortgage-backed securities available for sale	11,302,852	16,145,873
Investment securities held to maturity (fair value - 2011, $23,199,869; 2010, $24,519,359)	22,174,747	24,644,348
Loans receivable - net of allowance for loan losses - 2011, $3,999,542; 2010, $5,089,617	285,296,790	286,056,043
Accrued interest receivable	1,666,050	1,841,225
Premises and equipment – net	4,461,033	2,546,691
Other real estate owned (OREO)	2,587,150	2,675,435
Federal Home Loan Bank (FHLB) stock-at cost	1,886,800	2,316,800
Bank owned life insurance	11,842,364	11,520,986
Deferred tax asset – net	5,842,558	5,184,250
Prepaid FDIC premium assessment	1,133,632	1,590,494
Other prepaid expenses and assets	2,370,483	1,279,056

Total Assets	$469,486,590	$454,475,809

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$11,859,004	$12,195,934
Interest bearing deposits	364,188,913	372,398,885
Total deposits	376,047,917	384,594,819

Other borrowings	3,878,345	7,383,758
Subscriptions payable	—	7,908,463
Accrued expenses and other liabilities	6,565,049	5,597,676
Total Liabilities	386,491,311	405,484,716

Stockholders’ Equity
Common stock, $.01 par value; shares authorized –
December 31, 2011, 50,000,000; December 31, 2010, 15,000,000;
shares issued - December 31, 2011, 5,474,437; December 31, 2010,
7,225,000; shares outstanding – December 31, 2011, 5,474,437;
December 31, 2010, 6,676,476	54,747	72,250
Additional paid-in capital	56,396,555	23,999,125
Retained earnings	30,818,973	30,600,478
Common stock acquired by benefit plans	(2,926,840)	(481,789)
Accumulated other comprehensive loss	(1,348,156)	(456,561)
Treasury stock, at cost: 2011, -0- shares; 2010, 548,524 shares	—	(4,742,410)
Total Stockholders’ Equity	82,995,279	48,991,093

Total Liabilities and Stockholders’ Equity	$469,486,590	$454,475,809

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2011	2010

Interest and Fee Income
Loans, including fees	$16,430,298	$16,878,026
Mortgage-backed securities	560,072	822,286
Investment securities:
Taxable	472,385	816,844
Tax – exempt	1,033,478	1,045,654
Balances due from depository institutions	181,278	233,965
Total interest and fee income	18,677,511	19,796,775

Interest Expense
Deposits	4,086,712	5,566,811
FHLB advances and other borrowings	17,480	867,318
Total interest expense	4,104,192	6,434,129

Net Interest Income	14,573,319	13,362,646
Provision for Loan Losses	3,250,000	2,120,000
Net Interest Income After Provision for Loan Losses	11,323,319	11,242,646

Other Income
Service charges on deposit accounts	256,559	283,770
Management fees	—	336,000
Other fee income	188,040	178,079
Net loss on sale of securities	(43,952)	—
Gain (loss) on sale of OREO, net	3,785	(49,875)
Increase in cash surrender value of bank owned life insurance	321,378	335,684
Other	532	635
Total other income	726,342	1,084,293

Other Expenses
Salaries and employee benefits	6,189,506	6,014,931
Occupancy and equipment	1,808,639	1,914,041
FDIC deposit insurance premiums	432,570	637,841
Advertising and marketing	348,385	306,823
Professional fees	593,558	745,260
Loan and OREO expense	187,145	206,239
Directors’ fees	238,100	278,000
Provision for loss on OREO	11,446	157,303
Other	1,170,163	1,114,115
Total other expenses	10,979,512	11,374,553

Income Before Income Tax Benefit	1,070,149	952,386

Income Tax Benefit	(79,000)	(128,000)

Net Income	$1,149,149	$1,080,386

Basic Earnings per Share	$0.22	$0.20	*
Dilutive Earnings per Share	$0.21	$0.20	*

*Earnings per share for the year ended December 31, 2010 have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which was completed in January 2011.

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2011	2010

Net Income	$1,149,149	$1,080,386

Other Comprehensive Income (Loss)
Additional minimum liability for Retirement Plans- net of tax (benefit) expense - 2011, $(517,308); 2010, $125,768;	(1,004,187)	244,137
Unrealized gain (loss) on securities net of tax expense (benefit) - 2011, $47,399; 2010, $(60,825)	92,010	(117,955)
Plus reclassification adjustment for realized loss on sale of securities (net) included in net income net of tax benefit of $10,603	20,582	—

Total Other Comprehensive Income (Loss)	(891,595)	126,182

Comprehensive Income	$257,554	$1,206,568

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2011 and 2010

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Common Stock Acquired by Benefit Plans	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance, January 1, 2010	$72,250	$24,015,125	$(4,305,091)	$29,847,311	$(602,229)	$(582,743)	$48,444,623

ESOP shares committed to be released		(16,000)			120,440		104,440
Net income				1,080,386			1,080,386
Dividends declared ($0.12 per share)				(327,219)			(327,219)
Acquisition of treasury stock (53,200 shares)			(437,319)				(437,319)
Other comprehensive income (loss)						126,182	126,182

Balance, December 31, 2010	$72,250	$23,999,125	$(4,742,410)	$30,600,478	$(481,789)	$(456,561)	$48,991,093

ESOP shares committed to be released		(8,000)			150,090		142,090
Common stock acquired by ESOP					(1,611,357)		(1,611,357)
Net income				1,149,149			1,149,149
Dividends declared ($0.17 per share)				(930,654)			(930,654)
Dissolution of mutual holding company		6,847,743					6,847,743
Proceeds from issuance of common stock, net of offering costs of $2,602,657	54,747	29,927,346					29,982,093
Stock-based compensation (stock options)		79,642					79,642
Stock-based compensation (restricted stock)		220,859					220,859
Common stock acquired by 2011 Trust					(983,784)		(983,784)
Cancellation of common stock and treasury stock	(72,250)	(4,670,160)	4,742,410				—
Other comprehensive income (loss)						(891,595)	(891,595)

Balance, December 31, 2011	$54,747	$56,396,555	$—	$30,818,973	$(2,926,840)	$(1,348,156)	$82,995,279

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year
	Ended December 31,
	2011	2010
Cash Flow From Operating Activities
Net income	$1,149,149	$1,080,386
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Provision for:
Loan losses	3,250,000	2,120,000
Depreciation and amortization	535,701	508,484
Write down of OREO	11,446	157,303
Loss on sale of securities	43,952	—
Stock-based compensation expense	442,591	104,440
Deferred tax expense (benefit)	(199,000)	(703,000)
(Gain) loss on the sale of OREO	(3,785)	49,875
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	(554,124)	539,922
Prepaid expenses and other assets	41,333	(2,177)
Increase in cash surrender value of bank owned life insurance	(321,378)	(335,684)
Accrued interest receivable	175,175	204,241
Net cash provided by operating activities	4,571,060	3,723,790

Cash Flow From Investing Activities
Purchase of investment securities-available for sale	(39,920,000)	(45,000,000)
Purchase of investment securities-held to maturity	(6,605,000)	(3,140,000)
Loans originated and acquired	(44,583,708)	(50,177,259)
Proceeds from maturities and calls of investment securities	62,299,752	38,945,432
Proceeds from the sale of securities available for sale and held to maturity	957,771	—
Redemption of FHLB stock	430,000	122,000
Principal repayments of:
Loans	39,350,611	46,339,794
Mortgage-backed securities	4,730,697	7,132,484
Purchase of premises and equipment	(392,784)	(524,625)
Investment in OREO	—	(192,583)
Proceeds from the sale of OREO	2,822,974	947,108
Net cash provided by (used in) investing activities	19,090,313	(5,547,649)

Cash Flow From Financing Activities
Dividends paid	(930,654)	(327,219)
(Decrease) increase in deposits	(8,546,902)	9,340,576
Purchase of treasury stock	—	(437,319)
Cash from mutual holding company reorganization	3,804,517	—
Subscriptions payable	(7,908,463)	7,908,463
Proceeds from stock issuance, net	29,982,093	—
Acquisition of stock by benefit plans	(2,595,141)	—
Repayments of FHLB advances	—	(32,000,000)
(Decrease) increase in other borrowings	(3,505,413)	4,294,043
Net cash provided by (used in) financing activities	10,300,037	(11,221,456)

Increase (decrease) in Cash and Cash Equivalents	33,961,410	(13,045,315)
Cash and Cash Equivalents, Beginning of Year	61,890,788	74,936,103
Cash and Cash Equivalents, End of Year	$95,852,198	$61,890,788

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$4,098,513	$6,606,129
Income taxes	$770,000	$450,000

Supplemental Schedule of Noncash Financing and Investing Activities:
Other real estate acquired in settlement of loans	$2,742,350	$669,000
Premises and equipment-net acquired from mutual holding company reorganization	$2,057,259	$—
Investments acquired from mutual holding company reorganization	$310,069	$—
Other prepaid expenses and assets (liabilities) acquired (assumed) from mutual holding company reorganization	$(23,102)	$—
Deferred tax asset-net acquired from mutual holding company reorganization	$699,000	$—

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Notes to Consolidated Financial Statements

1.    Organizational Structure and Nature of Operations

On January 18, 2011, Alliance Mutual Holding Company and Alliance Bancorp, Inc. of Pennsylvania, the federally chartered mid-tier holding company for Alliance Bank (the “Bank”) completed a reorganization and conversion (the “second step conversion”), pursuant to which Alliance Bancorp, Inc. of Pennsylvania, a new Pennsylvania corporation (“Alliance Bancorp” or the “Company”), acquired all the issued and outstanding shares of the Bank’s common stock. In connection with the second step conversion, 3,258,475 shares of common stock, par value $0.01 per share, of Alliance Bancorp were sold in subscription, community and syndicated community offerings to certain depositors of the Bank and other investors for $10 per share, or $32.6 million in the aggregate (the “Offering”), and 2,215,962 shares of common stock were issued in exchange for the outstanding shares of common stock of the mid-tier holding company, which also was known as Alliance Bancorp, Inc. of Pennsylvania, held by the “public” shareholders of the mid-tier holding company. Each share of common stock of the mid-tier holding company was converted into the right to receive 0.8200 shares of common stock of Alliance Bancorp in the second step conversion. As a result of the second step conversion, the former mutual holding company and the mid-tier company were merged into Alliance Bancorp and 548,524 (pre-conversion) treasury shares were canceled. Additionally, the Banks’s Employee Stock Ownership Plan (“ESOP”) was issued a line of credit for up to $1.9 million to purchase 50,991 shares of common stock in the Offering and up to 100,000 additional shares of common stock in the open market from time-to-time following the Offering.

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

The Bank is subject to regulation by the Pennsylvania Department of Banking (the "Department"), as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures the Bank's deposits up to applicable limits. The Company is supervised by the Federal Reserve Board (“FRB”).

The Company has evaluated events and transactions occurring subsequent to December 31, 2011, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation - The consolidated financial statements of the Company include the accounts of the Bank and its three wholly-owned subsidiaries, Alliance Delaware Corp., Alliance Financial and Investment Services LLC, and 908 Hyatt Street LLC. Alliance Delaware Corp. holds and manages certain investment securities. Alliance Financial and Investment Services LLC, which is currently inactive, was formed to participate in commission fees from non-insured investment products. 908 Hyatt Street LLC was formed to own and manage certain real estate properties. As of December 31, 2011 there were no properties held by 908 Hyatt Street LLC.

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

The Company operates only in the U.S. domestic market, primarily in Pennsylvania’s Delaware and Chester Counties. For the years ended December 31, 2011 and 2010, there was no one customer that accounted for more than 10% of the Company’s revenue.

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with depository institutions. As of December 31, 2011 and 2010, the Bank’s minimum reserve balance with the Federal Reserve Bank was approximately $887,000 and $598,000, respectively.

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

	December 31, 2011

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Securities Available for Sale
U.S. Government obligations	$2,995	$5	$—	$—	$2,995	$5
Mortgage-backed securities	119	2	—	—	119	2

Total securities available for sale	$3,114	$7	$—	$—	$3,114	$7

Securities Held to Maturity
Municipal obligations	$—	$—	$—	$—	$—	$—

	December 31, 2010

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Securities Available for Sale
U.S. Government obligations	$20,669	$301	$—	$—	$20,669	$301
Mortgage-backed securities	—	—	133	16	133	16

Total securities available for sale	$20,669	$301	$133	$16	$20,802	$317

Securities Held to Maturity
Municipal obligations	$9,434	$366	$422	$6	$9,856	$372

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

As of December 31, 2011, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. As of December 31, 2011, there were 3 U.S. government obligations and, 1 mortgage-backed security. Of the securities in an unrealized loss position at December 31, 2011, there were none in an unrealized loss position for twelve months or longer. The Company does not intend to sell and it is not more than likely than not that the Company will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of December 31, 2011 represents an other-than-temporary impairment.

Federal Home Loan Bank Stock- FHLB Stock, which represents the required investment in the common stock of a correspondent bank, is carried at cost. Management evaluates its FHLB stock for impairment.

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

Management believes no impairment charge was necessary related to the FHLB stock in 2011 or 2010.

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

For all classes of loans receivable, the accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, when a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2011:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$1,509	$252	$3,073	$4,834	$113,225	$118,059	$2,018
Multi-family	—	—	—	—	10,757	10,757	—
Commercial	3,420	56	3,016	6,492	123,699	130,191	—
Land and construction	—	—	7,707	7,707	6,888	14,595	—
Commercial business	—	—	81	81	9,400	9,481	—
Consumer	207	119	561	887	5,729	6,615	561
Total	$5,136	$427	$14,438	$20,001	$269,698	$289,699	$2,579

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2010:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$1,772	$582	$2,382	$4,736	$110,249	$114,985	$2,308
Multi-family	—	—	—	—	6,293	6,293	—
Commercial	2,134	1,115	2,128	5,377	126,132	131,509	—
Land and construction	—	—	1,720	1,720	22,037	23,757	—
Commercial business	—	—	74	74	7,748	7,822	—
Consumer	251	105	284	640	6,512	7,152	284
Total	$4,157	$1,802	$6,588	$12,547	$278,971	$291,518	$2,592

The following table presents nonaccrual loans by classes of the loan portfolio.

	December 31,
	2011	2010
(Dollars in thousands)

Real estate:
Single-family	$1,055	$74
Multi-family	—	—
Commercial	3,016	2,128
Land and construction	7,707	11,423
Commercial business	81	74
Consumer	—	—
Total non-accruing loans	$11,859	$13,699

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

The following table presents the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the year ended December 31, 2011:

(Dollars in thousands)	Single Family Real Estate	Multi Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Commercial Business	Total
Allowance for loan losses for the year ended December 31, 2011:
Beginning balance	$411	$247	$2,072	$2,151	$19	$190	$5,090
Charge-offs	(75)	—	(306)	(3,898)	(7)	(123)	(4,409)
Recoveries	—	—	18	51	—	—	69
Provisions	357	(13)	505	2,221	8	172	3,250
Ending balance	$693	$234	$2,289	$525	$20	$239	$4,000

Allowance for loan losses:
Ending balance	$693	$234	$2,289	$525	$20	$239	$4,000
Ending balance:
individually evaluated for impairment	$—	$157	$205	$305	$—	$—	$667
Ending balance:
collectively evaluated for impairment	$693	$77	$2,084	$220	$20	$239	$3,333
Ending balance:
loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans receivable:
Ending balance	$118,059	$10,757	$130,191	$14,595	$6,616	$9,481	$289,699
Ending balance:
individually evaluated for impairment	$—	$2,834	$4,991	$7,707	$—	$81	$15,613
Ending balance:
collectively evaluated for impairment	$118,059	$7,923	$125,200	$6,888	$6,616	$9,400	$274,086
Ending balance:
loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of December 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)

Real estate:
Single-family	$114,486	$—	$3,573	$—	$118,059
Multi-family	7,923	—	2,834	—	10,757
Commercial	121,980	3,220	4,991	—	130,191
Land and construction	6,888	—	7,707	—	14,595
Commercial business	9,375	25	81	—	9,481
Consumer	6,616	—	—	—	6,616
Total	$267,268	$3,245	$19,186	$—	$289,699

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

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary below market rate reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired.

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the year ended December 31, 2011:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$2,507	$2,507	$—	$1,537	$46
Land and construction	$5,861	$10,289	$—	$5,861	$145
Commercial business	$81	$81	$—	$25	$1

With an allowance recorded:
Real estate:
Multi-family	$2,834	$2,834	$157	$944	$29
Commercial	$2,484	$2,484	$205	$679	$34
Land and construction	$1,846	$1,846	$305	$526	$—
Commercial business	$—	$—	$—	$—	$—

Total:
Real estate:
Multi-family	$2,834	$2,834	$157	$944	$29
Commercial	$4,991	$4,991	$205	$2,216	$80
Land and construction	$7,707	$12,135	$305	$6,387	$145
Commercial business	$81	$81	$—	$25	$1

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the year ended December 31, 2010:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$1,924	$1,924	$—	$1,264	$45
Land and construction	$—	$—	$—	$—	$—
Commercial business	$74	$74	$—	$74	$—

With an allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$204	$204	$26	$204	$2
Land and construction	$11,423	$12,010	$1,751	$9,433	$378
Commercial business	$—	$—	$—	$—	$—

Total:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$2,128	$2,128	$26	$1,468	$47
Land and construction	$11,423	$12,010	$1,751	$9,433	$378
Commercial business	$74	$74	$—	$74	$—

The following table summarizes information in regards to troubled debt restructurings at December 31, 2011:

(Dollars in Thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Real estate:
Single-family	—	—	—
Multi-family	2	$2,834	$2,834
Commercial	3	$1,280	$1,280
Land and construction	2	$9,702	$5,861
Commercial business	—	—	—
Consumer	—	—	—

	Number of Contracts	Recorded Investment
That Subsequently Defaulted
Real estate:
Single-family	—	—
Multi-family	—	—
Commercial	—	—
Land and construction	2	$5,861
Commercial business	—	—
Consumer	—	—

At December 31, 2011, the Company had two multi-family, three commercial real estate, and two land and construction loans classified as troubled debt restructurings. The two multi-family loans are to one borrower, were classified as substandard in the Company’s allowance for loan losses, and have a $158,000 allowance against them. The three commercial real estate loans are to one borrower, are classified as special mention in the Company’s allowance for loan losses, and had no reserve against them. The two land and construction loans are to two borrowers, were classified as substandard in the Company’s allowance for loan losses and had been written down by $3.7 million in charge-offs as of December 31, 2011, and had no allowance against them. All of the troubled debt restructurings consisted changes in interest rates and no principal was forgiven. The two multi-family and the two land and construction loans were classified as troubled debt restructurings at December 31, 2010, while the three commercial real estate were classified as troubled debt restructurings during the year ended December 31, 2011.

The following table summarizes information in regards to troubled debt restructurings at December 31, 2010:

(Dollars in Thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Real estate:
Single-family	—	—	—
Multi-family	2	$2,895	$2,895
Commercial	—	—	—
Land and construction	2	$9,702	$9,702
Commercial business	—	—	—
Consumer	—	—	—

	Number of Contracts	Recorded Investment
That Subsequently Defaulted
Real estate:
Single-family	—	—
Multi-family	—	—
Commercial	—	—
Land and construction	—	—
Commercial business	—	—
Consumer	—	—

At December 31, 2010, the Company had two multi-family and two land and construction loans classified as troubled debt restructurings. The two multi-family loans were to one borrower, were classified as special mention in the Company’s allowance for loan losses, and had a $205,000 allowance against them. The two land and construction loans were to two borrowers, were classified as substandard in the Company’s allowance for loan losses, and had a $1.6 million allowance against them. All of the troubled debt restructurings consisted of changes in interest rates and no principal was forgiven.

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

Income Taxes - The Company accounts for income taxes in accordance with the guidance set forth in FASB ASC Topic 740, Income Taxes. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense (benefit) results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company evaluates the likelihood of realizing its deferred tax assets by estimating sources of future taxable income and the impact of tax planning strategies.

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

The Company recognizes interest and penalties on income taxes as a component of income tax expense. The Company’s federal income and state tax returns for taxable years through December 31, 2007 have been closed for purposes of examination by the Internal Revenue Service and Pennsylvania Department of Revenue.

The Bank has entered into a tax sharing agreement (under the Internal Revenue Section 1552) with the Company and Alliance Delaware Corporation. The agreement provides that the tax liability shall be apportioned among the members of the group in accordance with the ratio which that portion of the consolidated taxable income attributed to each member of the group having taxable income bears to the consolidated taxable income.

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

Employee Benefit Plans- The Company’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Company may elect to match employee contributions, as a profit sharing payment, up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors. The Company’s profit sharing contribution related to the plan resulted in expenses of $110,000 and $100,000 for 2011, and 2010, respectively.

The Company also maintains a Supplemental Executive Retirement Plan and a Retirement Income Plan (the “Plans”). The accrued amount for the Plans included in other liabilities was $3.8 million and $3.7 million at December 31, 2011 and 2010, respectively. The expense associated with the Plans for the years ended December 31, 2011, and 2010 was $255,000, and $299,000, respectively.

Advertising Costs- The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising costs were approximately $348,000 and $306,000 for the years ended December 31, 2011 and December 31, 2010, respectively.

Earnings per Share – Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”) calculated using the treasury stock method. CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. CSE’s for which the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS, and, accordingly, are excluded from the calculation. There were 277,750 anti-dilutive stock options outstanding at December 31, 2011. At December 31, 2010, the Company had no CSE’s.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation.

	For the Years
	Ended December 31,
	2011	2010

Net Income	$1,149,149	$1,080,386

Weighted average shares outstanding	5,474,437	6,695,326
Exchange rate from the offering	—	0.82000
Adjusted weighted average shares outstanding	5,474,437	5,490,167
Adjusted average unearned ESOP shares	(133,522)	(44,445)
Weighted average shares outstanding – basic	5,340,915	5,445,722
Effect of dilutive common stock equivalents	159,647	—
Adjusted weighted average shares outstanding-dilutive	5,500,562	5,445,722

Basic earnings per share	$0.22	$0.20
Dilutive earnings per share	$0.21	$0.20

Comprehensive Income – The Company is required to present, as a component of comprehensive income, the amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders’ equity.

The components of accumulated other comprehensive loss are as follows:

	December 31,	December 31,
	2011	2010

Net unrealized gain on securities	$513,707	$401,115
Net unrealized loss on retirement plans	(1,861,863)	(857,676)
Total accumulated other comprehensive loss	$(1,348,156)	$(456,561)

Recent Accounting Pronouncements –

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

In December, 2011, the FASB issued Accounting Standards Update (ASU) 2011-10, Derecognition of in Substance Real Estate – a Scope Clarification. This ASU clarifies previous guidance for situations in which a reporting entity would relinquish control of the assets of a subsidiary in order to satisfy the nonrecourse debt of the subsidiary. The ASU concludes that if control of the assets has been transferred to the lender, but not legal ownership of the assets; then the reporting entity must continue to include the assets of the subsidiary in its consolidated financial statements. The amendments in this ASU are effective for public entities for annual and interim periods beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013. Early adoption is permitted. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

In December, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in an effort to improve comparability between U.S. GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stockholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies. The early adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

3.	Investment Securities Available for Sale and Held to Maturity

The amortized cost, gross unrealized gains and losses, and the fair values of investment securities available for sale and held to maturity are shown below at the dates indicated. Where applicable, the maturity distribution and the fair value of investment securities, by contractual maturity, are shown. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 year through 5 years	$5,996,989	$36,511	—	$6,033,500
Due after 5 years through 10 years	2,000,000	500	—	2,000,500

Total	$7,996,989	$37,011	$—	$8,034,000

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 1 year through 5 years	$2,000,000	$—	$(3,210)	$1,996,790
Due after 10 years	5,000,000	29,790	—	5,029,790

Total	$7,000,000	$29,790	$(3,210)	$7,026,580

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$3,000,000	$1,823	$(1,300)	$3,000,523
Due after 5 years through 10 years	4,997,050	11,780	—	5,008,830

Total	$7,997,050	$13,603	$(1,300)	$8,009,353

	December 31, 2011
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due after 1 years through 5 years	$1,000,000	$74,470	—	$1,074,470
Due after 5 years through 10 years	1,765,871	61,457	$(138)	1,827,190
Due after 10 years	19,408,876	889,333	—	20,298,209

Total	$22,174,747	$1,025,260	$(138)	$23,199,869

	December 31, 2010
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 year through 5 years	$10,000,000	$1,090	$(52,740)	$9,948,350
Due after 5 years through 10 years	1,996,344	70,446	(15,130)	2,051,660

Total	$11,996,344	$71,536	$(67,870)	$12,000,010

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 1 year through 5 years	$3,000,000	$1,780	$(2,400)	$2,999,380
Due after 5 years through 10 years	2,994,500	18,590	—	3,013,090
Due after 10 years	5,000,000	—	(95,410)	4,904,590

Total	$10,994,500	$20,370	$(97,810)	$10,917,060

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$6,000,000	$1,850	$(22,920)	$5,978,930
Due after 5 years through 10 years	6,000,000	—	(108,000)	5,892,000

Total	$12,000,000	$1,850	$(130,920)	$11,870,930

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Federal Farm Credit:
Due after 1 years through 5 years	$2,000,000	$—	$(4,180)	$1,995,820
Total	$2,000,000	$—	$(4,180)	$1,995,820

	December 31, 2010
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due after 5 years through 10 years	$5,155,601	$145,429	—	$5,301,030
Due after 10 years	19,488,747	101,811	$(372,229)	19,218,329

Total	$24,644,348	$247,239	$(372,229)	$24,519,359

Included in obligations of U.S. Government agencies at December 31, 2011 and December 31, 2010, were $23.1 million and $30.7 million, respectively, of structured notes. These structured notes were comprised of step-up bonds that provide the U.S. Government agencies with the right, but not the obligation, to call the bonds on certain dates.

In September of 2011, the Company identified a held-to-maturity security whose issuer had shown evidence of a significant deterioration of its credit worthiness, a permissible change per FASB ASC Topic 320-10, and sold the security which had an amortized cost of $688,000. As a result of the sale the Company recorded a gain on the sale of the investment of $13,000. In addition, during 2011 the Company recorded a $57,000 loss on the sale of $268,000 of equity securities, which previously were owned by the mutual holding company. Investment securities with an aggregate carrying value of $2.0 million and $3.1 million were pledged as collateral for certain deposits at December 31, 2011 and 2010, respectively.

4.	Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$1,449,270	$95,464	—	$1,544,734
FHLMC pass-through certificates	3,527,880	272,105	—	3,799,985
FNMA pass-through certificates	5,623,252	337,125	$(2,244)	5,958,133

Total	$10,600,402	$704,694	$(2,224)	$11,302,852

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$1,666,936	$81,066	—	$1,748,002
FHLMC pass-through certificates	5,464,352	348,980	—	5,813,332
FNMA pass-through certificates	8,199,812	400,514	$(15,787)	8,584,539

Total	$15,331,100	$830,560	$(15,787)	$16,145,873

At December 31, 2011 and 2010, the Company had $2.2 million and $8.1 million, respectively, in mortgage-backed securities pledged for various obligations of the Company. There were no sales of mortgage-backed securities in 2011 or 2010.

5.	Loans Receivable - Net

Loans receivable consist of the following:

	December 31,
	2011	2010
Real estate loans:
Single-family	$118,058,873	$114,984,228
Multi-family	10,756,564	6,292,863
Commercial	130,190,806	131,509,209
Land and construction	14,594,645	23,757,105
Commercial business	9,481,485	7,822,141
Consumer	6,615,648	7,152,080
Total loans receivable	289,698,021	291,517,626
Less:
Deferred fees	(401,689)	(371,966)
Allowance for loan losses	(3,999,542)	(5,089,617)
Loans receivable - net	$285,296,790	$286,056,043

The Company originates loans to customers located primarily in Southeastern Pennsylvania. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

Following is a summary of changes in the allowance for loan losses:

	Year Ended December 31,
	2011	2010

Balance, beginning of year	$5,089,617	$3,537,736
Provision charged to operations	3,250,000	2,120,000
Charge-offs	(4,409,335)	(598,788)
Recoveries	69,260	30,669

Balance, end of year	$3,999,542	$5,089,617

If the Company’s $11.9 million of non-accruing loans at December 31, 2011 had been current in accordance with their terms during 2011, the gross income on such loans would have been approximately $655,000 for 2011. The Company actually recorded $104,000 in interest income on such loans for 2011. If the Company’s $13.7 million of non-accruing loans at December 31, 2010 had been current in accordance with their terms during 2010, the gross income on such loans would have been approximately $567,000 for 2010. The Company actually recorded $163,000 in interest income on such loans for 2010. Loans are generally placed on non-accrual when interest past due exceeds 90 days, unless the loan is well secured and in the process of collection. The Company generally does not place student loans on non-accrual as the principal and interest on such loans is guaranteed by the U.S. Government.

From time to time the Company will grant loans to directors and executive officers of the Bank and Company. These loans are made under the same terms and underwriting standards as to any other customer. There were outstanding balances of $539,000 and $1.1 million of these loans at December 31, 2011 and December 31, 2010, respectively.  During 2011, there were no new loans and lines of credit issued to directors and executive officers, $575,000 in principal repayments, and $25,000 of advances on existing lines of credit. At December 31, 2011, there was $240,000 in unused lines of credit to directors and executive officers.

6.	Premises and Equipment

Premises and equipment are summarized by major classifications as follows:

	Estimated Useful	December 31,
	Life in Years	2011	2010

Land and buildings	Indefinite/40	$6,807,117	$4,512,173
Furniture and fixtures	2-7	6,103,754	5,734,693

Total		12,910,871	10,246,866
Accumulated depreciation		(8,449,838)	(7,700,175)

Net		$4,461,033	$2,546,691

Depreciation and amortization expense for the years ended December 31, 2011 and 2010 amounted to $536,000 and $508,000, respectively.

7.	Deposits

Deposits consist of the following major classifications:

	December 31,
	2011		2010
	Amount	Percent	Amount	Percent

Money market deposit accounts	$30,072,321	8.0%	$24,458,008	6.4%
Passbook and statement savings accounts	47,156,551	12.5	42,846,575	11.1
Certificates of less than $100,000	174,454,697	46.4	190,429,881	49.5
Certificates of $100,000 or more	58,751,323	15.6	64,254,329	16.7
NOW accounts	53,754,021	14.3	50,410,092	13.1
Non-interest bearing accounts	11,859,004	3.2	12,195,934	3.2

Total	$376,047,917	100.0%	$384,594,819	100.0%

The weighted average cost of interest bearing deposits was 1.13% and 1.51% at December 31, 2011 and 2010, respectively. Prior to the completion of the reorganization and conversion on January 18, 2011, non-interest bearing deposits included the deposits of Alliance Mutual Holding Company, a former related party, of $3,804,000 at December 31, 2010.

A summary of certificates by scheduled maturity was as follows:

	December 31, 2011
	Amount	Percent

2012	$160,298,105	68.7%
2013	45,082,423	19.3%
2014	15,765,602	6.8%
2015	5,772,994	2.5%
2016	3,027,663	1.3%
Thereafter	3,259,233	1.4%
Total	$233,206,020	100.0%

A summary of interest expense on deposits was as follows:

	Year Ended December 31,
	2011	2010

Money market deposit accounts	$164,177	$163,749
Other savings deposits	202,058	209,944
Certificates of less than $100,000	2,700,474	3,894,996
Certificates of $100,000 or more	789,223	1,058,229
NOW accounts	230,780	239,893
Total	$4,086,712	$5,566,811

8.	Borrowings

At December 31, 2011 and 2010, the Company had other borrowings of $3.9 million and $7.4 million, respectively. Other borrowings consists primarily of non-FDIC insured customer sweep investments and, to a lesser extent, customer treasury tax and loan deposits.

The FHLB offers an alternative to regular repurchase agreements. The terms are variable from overnight to one year and utilizes mortgage loans as collateral in lieu of liquidity items such as government securities for collateral. The Company’s unused credit line with the FHLB amounted to approximately $20.0 million at both December 31, 2011 and 2010, respectively. In addition to the $20.0 million credit line with the FHLB, the Company had the ability to borrow an additional $108.2 million at December 31, 2011. There were no FHLB advances outstanding at December 31, 2011 and 2010, respectively. The advances are collateralized by FHLB stock owned by the Company in addition to a blanket pledge of eligible assets in an amount required to be maintained so that the estimated fair value of such eligible assets exceeds, at all times, 110% of the outstanding advances.

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

Retained earnings at both December 31, 2011 and 2010 included approximately $7.1 million, representing bad debt deductions, for which no deferred income taxes have been provided.

The Company has no liability recorded related to unrecognized tax positions. No expense has been recorded or accrued for interest or penalties.

The Company files income tax returns in the U.S. Federal jurisdiction and in Pennsylvania. With limited exception, the Company is no longer subject to U.S. Federal and Pennsylvania examinations by tax authorities before 2007.

The tax effect of temporary differences that give rise to significant portions of the deferred tax accounts, calculated at 34%, is as follows:

	December 31,
	2011	2010
Deferred tax assets:
Depreciation and amortization	$176,460	$179,520
Allowance for loan losses	1,359,660	1,730,260
Additional minimum liability for retirement plans	959,143	441,833
Supplemental retirement benefits	1,282,140	1,249,500
Capital loss carryforwards	859,372	645,660
Alternative minimum tax	1,218,000	1,241,000
State tax loss carryfowards	416,125	302,702
Federal tax loss carryfowards	443,000	—
Other	309,560	372,312
Total deferred tax assets	7,023,460	6,162,791

Valuation allowance	(416,125)	(302,706)

Deferred tax liabilities:
Deferred loan fees	(70,380)	(85,340)
Pension Plan	(429,760)	(383,860)
Net unrealized gain on securities available for sale	(264,637)	(206,635)
Total deferred tax liabilities	(764,777)	(675,835)

Net deferred tax asset	$5,842,558	$5,184,250

The Company has considered future market growth, forecasted earnings, future taxable income, and prudent, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets. If the Company were to determine that it would not be able to realize a portion of its net deferred tax assets in the future, an adjustment to the net deferred tax assets would be charged to earnings in the period such determination was made.

As of December 31, 2011, the Company has approximately $1.1 million, $864 thousand, and $575 thousand of capital loss carryforwards, which result in a deferred tax asset of $859 thousand, expiring in 2013, 2014, and 2015, respectively. The Company expects to fully realize the benefit of such carryforwards through tax planning and sales/leaseback of capital assets.

As of December 31, 2011, the Company has $1.3 million of federal net operating loss carryforwards, which result in a deferred tax asset of $443 thousand, expiring from 2027 through 2031. The net operating losses were incurred at Alliance Mutual Holding Company (“MHC”). In connection with the second step conversion in January 2011, the MHC was dissolved, and the NOLs that existed at the MHC were transferred to the Company. The NOLs that were transferred cannot be carried back; however, the Company expects to fully realize the benefit of such carryforwards based on future periods’ forecasted earnings.

As of December 31, 2011, the Company had approximately $1.5 million of State net operating loss carryforwards expiring through 2014, and $4.6 million of State net operating loss carryforwards, transferred from the MHC, expiring from 2019 through 2030. The Company has recorded a full valuation allowance for these carryforwards as projected State income at the Company is not anticipated to be sufficient to realize these benefits.

The consolidated benefit for income taxes consisted of the following for the years ended December 31:

	2011	2010

Current, federal	$120,000	$575,000
Deferred, federal	(199,000)	(703,000)

Total	$(79,000)	$(128,000)

The Company’s federal income tax benefit differs from that computed at the statutory tax rate as follows:

	Year Ended December 31,
	2011		2010
		Percentage		Percentage
		of Pretax		of Pretax
	Amount	Income	Amount	Income

Expense at statutory rate	$363,851	34.0%	$323,811	34.0%
Adjustments resulting from:
Tax-exempt income	(351,383)	(32.8)	(355,522)	(37.3)
Increase in cash surrender value of life insurance	(109,269)	(10.2)	(114,133)	(12.0)
Other	17,801	1.7	17,844	1.9
Income tax benefit per consolidated statements of income	$(79,000)	(7.3)%	$(128,000)	(13.4)%

10.	Commitments and Contingencies

The lending activities of the Company are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Company's Board of Directors and management. Loan originations are obtained by a variety of sources, including referrals from real estate brokers, builders, existing customers, advertising, walk-in customers and, to a significant extent, mortgage brokers who obtain credit reports, appraisals and other documentation involved with a loan. In most cases, property valuations are performed by independent outside appraisers. Title and hazard insurance are generally required on all security property other than property securing a home equity loan, in which case the Company obtains a title opinion. The majority of the Company's loans are secured by property located in its primary lending area. The Company had approximately $9.4 million and $8.4 million in outstanding loan commitments, excluding unused lines of credit and the undisbursed portion of loans in process, at December 31, 2011 and 2010, respectively, which were expected to fund within the next three months. Unused commitments under unused lines of credit amounted to $22.3 million and $23.1 million at December 31, 2011 and December 31, 2010, respectively. In addition, the Company had $508,000 and $829,000 in standby letters of credit at December 31, 2011 and 2010, respectively, which were secured by cash, marketable securities and real estate. All commitments are issued using the Company’s current loan policies and underwriting guidelines and the breakdown between fixed-rate and adjustable-rate loans is as follows:

	December 31,
	2011	2010

Fixed-rate (ranging from 3.99% to 6.50%)	$8,072,000	$4,683,000
Adjustable-rate	1,312,500	3,732,500

Total	$9,384,500	$8,415,500

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

	At December 31,
	2011	2010
	(Dollars in thousands)

Future loan commitments	$9,385	$8,416
Undisbursed construction loans	4,179	5,853
Undisbursed home equity lines of credit	4,601	5,128
Undisbursed commercial lines of credit	13,297	11,904
Overdraft protection lines	189	249
Standby letters of credit	508	829
Total	$32,159	$32,379

Depending on cash flow, interest rate risk, risk management and other considerations, longer term fixed-rate residential loans may be sold in the secondary market. There were no outstanding commitments to sell loans at December 31, 2011.

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

Expenses related to rent for office buildings for 2011 and 2010 were $425,000 and $421,000, respectively. The Company maintains offices at nine locations, including seven bank offices which it rents under leases expiring over the next 10 years. The following is a summary of future minimum rental payments required under all operating leases as of December 31, 2011:

Year Ending December 31,

2012	$354,211
2013	331,148
2014	332,197
2015	333,266
2016	219,822
Thereafter	549,432
Total minimum rental payments	$2,120,076

11.	Retirement Plans

The Company has a defined benefit pension plan, a profit-sharing plan and a defined contribution plan under Section 401(k) of the Internal Revenue Code, all of which cover all full-time employees meeting certain eligibility requirements. The plans may be terminated at any time at the discretion of the Company’s Board of Directors.

Pension expense was $214,897 and $275,495, in 2011 and 2010, respectively. The contribution for the profit-sharing plan was $110,000 and $100,000 in 2011 and 2010, respectively.

The net pension costs for the years ended December 31, 2011 and 2010 included the following components:

	2011	2010
Net Periodic Benefit Cost
Service Cost	$272,103	$294,349
Interest Cost	275,228	267,414
Expected Return on Plan Assets	(394,916)	(338,700)
Amortization of Transition Obligation	—	—
Amortization of Prior Service Cost	12,685	12,685
Amortization of Loss	49,797	39,747
Net Periodic Benefit Cost	$214,897	$275,495

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)

Net loss (gain)	$1,083,492	$(78,127)
Amortization of net loss	(49,797)	(39,747)
Amortization of prior service cost	(12,685)	(12,685)
Total recognized in other comprehensive income (loss)	$1,021,010	$(130,559)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1,235,907	$(144,936)

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $133,432 and $12,685, respectively.

Key Assumptions	2011	2010

Discount Rate for Net Periodic Benefit Cost	5.50%	6.00%
Salary Scale for Net Periodic Benefit Cost	4.00%	4.00%
Expected Return on Plan Assets	8.00%	8.00%

Discount Rate for Plan Obligations	4.00%	5.50%
Salary Scale for Plan Obligations	3.00%	4.00%

A summary of reconciliation and disclosure information required under FASB ASC Topic 715, Compensation-Retirement Benefits, for the defined benefit pension plan is as follows:

	2011	2010
Change in Projected Benefit Obligation
Projected Benefit Obligation at Beginning of Year	$5,020,531	$4,663,716
Service Cost	272,103	294,349
Interest Cost	275,228	267,414
Benefits paid	(71,945)	(287,367)
Actuarial Loss	515,629	82,419
Projected Benefit Obligation at End of Year	6,011,546	5,020,531

Change in Plan Assets During Year
Fair Value of Plan Assets at Beginning of Year	4,817,509	4,305,630
Actual Return on Plan Assets	(172,947)	499,246
Employer Contributions	350,000	300,000
Benefits Paid	(71,945)	(287,367)
Fair Value of Plan Assets at End of Year	4,922,617	4,817,509

Funded Status at End of Year, included in other liabilities	$(1,088,929)	$(203,022)

Benefit Obligations at End of Year
Accumulated Benefit Obligation	$4,969,181	$3,838,069

Amounts Recognized in Accumulated Other Comprehensive Loss
Net loss	$1,998,184	$964,489
Prior service cost	88,797	101,482
Total	$2,086,981	$1,065,971

Expected Contributions to the Trust

The Company plans to contribute $350,000 to the pension plan in 2012.

Expected Benefit Payments From the Trust

2012	$210,783
2013	138,261
2014	418,775
2015	85,104
2016	1,523,629
2017-2021	2,951,767

Target asset allocation for the pension plan includes equity securities ranging from 55% to 75%, debt securities ranging from 25% to 45% and cash and cash equivalents ranging from 0% to 10%. The following table shows the asset allocation as of December 31, 2011.

		Percentage
Investment Class		of Assets
Fixed Income Investments-mutual funds	$1,557,221	31.6%
Equity Investments-mutual funds	2,927,453	59.5%
Cash and Cash Equivalents	437,943	8.9%

Fair Value as of December 31, 2011	$4,922,617	100.0%

Fixed income investments are 51.9% invested in a total return bond fund and 48.1% invested in a short term investment grade fund. The equity investments consist of 11.3% small-cap mutual funds, 11.3% mid-cap mutual funds, 63.5% large-cap mutual funds, and 13.9% international mutual funds.

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Cash and Cash Equivalents	$437,943	$437,943	$—	$—
Mutual Funds	4,484,674	4,484,674	—	—
Total	$4,922,617	$4,922,617	$—	$—

The fair value measurements by level within the fair value hierarchy as of December 31, 2010 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Cash and Cash Equivalents	$443,121	$443,121	$—	$—
Mutual Funds	4,374,388	4,374,388	—	—
Total	$4,817,509	$4,817,509	$—	$—

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

	Year Ended
	December 31,
	2011	2010
Change in benefit obligation during year
Benefit obligation at beginning of year	$3,908,177	$4,007,398
Service cost	44,343	39,459
Interest cost	210,583	235,409
Benefit payments	(158,792)	(158,792)
Actuarial loss (gain)	500,487	(215,297)
Benefit obligation at end of year	4,504,798	3,908,177

Change in plan assets during year
Fair value of plan assets at beginning of year	—	—
Employer contributions	158,792	158,792
Benefit payments	(158,792)	(158,792)
Fair value of plan assets at end of year	—	—

Funded status
Funded status (included in other liabilities)	(4,504,798)	(3,908,177)
Unrecognized net loss	734,025	233,538
Unrecognized prior service cost	—	—
Net liability recognized	$(3,770,773)	$(3,674,639)

Change in accumulated other comprehensive loss
Accumulated other comprehensive loss at beginning of year	$233,538	$472,884
Amortization of net loss	—	(24,049)
Actuarial loss (gain)	500,487	(215,297)
Amortization of prior service cost	—	—
Net change in other comprehensive loss	500,487	(239,346)
Accumulated other comprehensive loss at end of year	$734,025	$233,538

Expected cash-flow information for years after current fiscal year
2012		$158,792
2013		179,240
2014		229,798
2015		280,973
2016		380,212
2017-2021		1,901,060

84

	2011	2010
Net periodic benefit cost
Service cost	$44,343	$39,459
Interest cost	210,583	235,409
Amortization of prior service cost	—	—
Amortization of net loss	—	24,049
Net periodic benefit cost	$254,926	$298,917

Key Assumptions
Discount rate during the year	5.50%	6.00%
Discount rate at end of year	4.00%	5.50%

Employee Stock Ownership Plan

The Bank has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the ESOP. The ESOP purchased 74,073 (as adjusted for the exchange ratio) shares of common stock in the offering completed on January 30, 2007 using proceeds of a loan from the former mid-tier holding company. The Bank makes quarterly payments of principal and interest over a term of 8 years at a rate of 8.25% to the Company. The ESOP has a second loan from the Company to fund the purchase of 150,991 additional shares in connection with the second step conversion completed on January 18, 2011. The Bank makes quarterly payments of principal and interest over a term of 20 years at a rate of 3.25% to the Company. The loans are secured by the shares of the stock purchased.

As the debt is repaid, shares are released from collateral and allocated to qualified employees. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The compensation expense for the ESOP for the twelve months ended December 31, 2011 and December 31, 2010 was $138,090 and $96,440, respectively.

The following table presents the components of the ESOP shares inclusive of shares purchased prior to 2007:

	December 31,
	2011	2010
Shares released for allocation	144,810	127,383
Unearned shares	176,557	39,507
Total ESOP shares	321,367	166,890

12.	Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table below:

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011:
Tier 1 Capital (to average assets)	$58,937	12.85%	$18,347	4.00%	$22,934	5.00%
Tier 1 Capital (to risk-weighted assets)	58,937	21.85	10,790	4.00	16,185	6.00
Total Capital (to risk-weighted assets)	62,317	23.10	21,580	8.00	26,975	10.00

As of December 31, 2010:
Tier 1 Capital (to average assets)	$47,999	10.83%	$17,732	4.00%	$22,165	5.00%
Tier 1 Capital (to risk-weighted assets)	47,999	16.13	11,904	4.00	17,856	6.00
Total Capital (to risk-weighted assets)	51,736	17.38	23,808	8.00	29,760	10.00

The Bank’s capital at December 31, 2011 and 2010 for financial statement purposes differs from regulatory Tier 1 capital amounts by $513,000 and $401,000, respectively, representing the exclusion for regulatory purposes of unrealized gains and losses on securities available for sale and by $1.9 million and $857,000, respectively, representing the exclusion of amounts in accumulated other comprehensive loss from the application of FASB ASC Topic 715, Compensation-Retirement Benefits, and $3.1 million and $-0-, respectively representing the exclusion for regulatory purposes of certain deferred tax assets.

13. Stock-Based Compensation

Recognition and Retention Plan and Trust

In July of 2011, the shareholders of the Company approved the adoption of the 2011 Recognition and Retention Plan and Trust (the “2011 RRP”). Pursuant to the terms of the 2011 RRP, awards of up to 218,977 shares of restricted common stock may be granted to employees and directors. In order to fund the 2011 RRP, the 2011 Recognition Plan Trust (the “2011 Trust”) acquired 94,500 shares of the Company’s common stock in the open market for approximately $984,000 at an average price of $10.41 per share. The Company made sufficient contributions to the 2011 Trust to fund the purchase of these shares. Pursuant to the terms of the RRP, an additional 124,477 shares will need to be acquired. The 2011 RRP shares generally vest at the rate of 20% per year over five years.

A summary of the status of the shares under the 2011 RRP as of December 31, 2011 and changes during the year ended December 31, 2011 are presented below:

Year Ended December 31, 2011
Weighted
	Number of	average grant
	shares	date fair value

Restricted at the beginning of the year	—	—
Granted	208,200	$11.05
Vested	—	—
Forfeited	—	—
Restricted at the end of the period	208,200	$11.05

Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the year ended December 31, 2011, approximately 20,820 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $221,000 in compensation expense. As of December 31, 2011, approximately $2.0 million in additional compensation expense is scheduled to be recognized over the remaining vesting period of 4.5 years. Under the terms of the 2011 RRP, any unvested awards will become fully vested upon a change in control of the Company resulting in the full recognition of any unrecognized expense.

Stock Options

In July 2011, the shareholders of the Company also approved the adoption of the 2011 Stock Option Plan (the “2011 Option Plan”). Pursuant to the 2011 Option Plan, options to acquire up tp 325,842 shares of common stock may be granted to employees and directors. The 2011 Option Plan options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. On July 20, 2011, options to purchase 277,750 shares of common stock were awarded. As of December 31, 2011, a total of 48,092 shares of common stock have been reserved for future grants pursuant to the 2011 Option Plan.

A summary of the status of the Company’s stock options under the 2011 Option Plan as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

Year Ended December 31, 2011
Weighted
	Number of	average
	Shares	exercise price

Options outstanding at the beginning of the year	—	—
Granted	277,750	$11.05
Exercised	—	—
Vested	—	—
Forfeited	—	—
Options outstanding at the end of the period	277,750	$11.05
Exercisable at the end of the period	—	—

The fair value of each option grant is estimated using the Black-Scholes pricing model with the following weighted average assumptions from the options granted in 2011: dividend yield of 2.0%, risk-free interest rate of 1.58%, expected life of 7.0 years, and volatility of 30.34%. The calculated fair value of options granted in 2011 was $2.99. The weighted average contractual term of the options outstanding was 9.5 years at December 31, 2011. No options were exercisable at December 31, 2011.

During the year ended December 31, 2011, approximately $80,000 was recognized in compensation expense for the 2011 Option Plan. At December 31, 2011, approximately $717,000 in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 4.5 years.

14. Other Related Party Transactions

The Bank maintained a lease agreement with its former mutual holding company for one of its office locations. The Bank paid $42,000 in lease expense for the year ended December 31, 2010. In addition, the Bank maintained a management fee agreement with its former mutual holding company which provided for the sharing of certain Company related expenses. Such expenses included salaries and benefits, insurance expenses, professional fees and directors fees. The Bank received management fees amounting to $336,000 for the year ended December 31, 2010. As a result of the second step conversion and reorganization on January 18, 2011, the former mutual holding company, lease expense and management fee income were eliminated.

15. Fair Value Measurements and Fair Values of Financial Instruments

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

At December 31, 2011 and 2010, the fair value consists of loan balances of $7.2 million and $11.6 million, respectively, with valuation allowances of $667,000 and $1.8 million, respectively.

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

Other Borrowings (Carried at Cost), Fair values of other borrowings are estimated using discounted cash flow analysis, based on quoted prices for new and/or other borrower money with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-Balance Sheet Financial Instruments, Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Obligations of FHLB	$8,034	$—	$8,034	$—
Obligations of Freddie Mac	7,027	—	7,027	—
Obligations of Fannie Mae	8,009	—	8,009	—
Obligations of GNMA	1,545	—	1,545	—
Obligations of FHLMC	3,800	—	3,800	—
Obligations of FNMA	5,958	—	5,958	—
Total	$34,373	$—	$34,373	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 (in thousands) are as follows:

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$6,497	$—	$—	$6,497
Other real estate owned	989	—	—	989
Total	$7,486	$—	$—	$7,486

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 (in thousands) are as follows:

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$9,850	$—	$—	$9,850
Other real estate owned	590	—	—	590
Total	$10,440	$—	$—	$10,440

The carrying amounts and estimated fair values of the Company’s assets and liabilities were as follows at December 31, 2011 and 2010.

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$1,397	$1,397	$10,443	$10,443
Interest bearing deposits at banks	94,455	94,455	51,447	51,447
Investment securities	45,245	46,270	61,428	61,303
Mortgage-backed securities	11,303	11,303	16,146	16,146
Loans receivable	285,297	283,708	286,056	285,702
FHLB stock	1,887	1,887	2,317	2,317
Accrued interest receivable	1,666	1,666	1,841	1,841

Liabilities:
NOW and MMDA deposits (1)	$95,685	$95,685	$87,064	$87,064
Other savings deposits	47,157	47,157	42,847	42,847
Certificate accounts	233,206	235,255	254,684	255,978
Other borrowings	3,878	3,878	7,384	7,384
Accrued interest payable	14	14	20	20
Off balance sheet instruments	—	—	—	—

_______________________

(1) Includes non-interest bearing accounts, totaling $11,859 and $12,196 at December 31, 2011 and 2010, respectively.

16. Condensed Financial Information – Parent Corporation Only

CONDENSED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS:
Cash and cash equivalents	$17,268,698	$957,096
Loan receivable – ESOP	2,001,492	503,397
Other assets	3,149,703	—
Investment in Alliance Bank	60,648,317	47,542,800
Total assets	$83,068,210	$49,003,293

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Total liabilities	$72,931	$12,200

STOCKHOLDERS’ EQUITY
Total stockholders' equity	82,995,279	48,991,093

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$83,068,210	$49,003,293

CONDENSED INCOME STATEMENTS

	For the Year Ended
	December 31, 2011	December 31, 2010
INCOME:
Interest income	$84,558	$53,865
Rental income	42,000	—
Net loss on sale of investments	(56,720)	—
Total income	69,838	53,865

EXPENSES:
Directors retirement plan	11,250	—
Real estate tax	10,883	—
Depreciation	13,341	—
Supervisory expense	19,071	—
Legal fees	—	20,000
Stock related expense	8,107	22,000
Capital stock tax	—	7,500
Other	7,700	4,400
Total expenses	70,352	53,900

LOSS BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRUBUTED NET INCOME OF SUBSIDIARY	(514)	(35)

EQUITY IN UNDISTRUBUTED NET INCOME OF SUBSIDIARY	1,149,663	1,080,421

Income Tax Benefit	—	—

NET INCOME	$1,149,149	$1,080,386

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2011	December 31, 2010
OPERATING ACTIVITIES:

Net Income	$1,149,149	$1,080,386
Adjustments to reconcile net income to cash (used in) provided by operations:
Undistributed net income of subsidiary	(1,149,663)	(1,080,421)
Increase in other assets	(3,149,703)	—
Increase in other liabilities	60,731	12,200
Net cash (used in) provided by operating activities	(3,089,486)	12,165

INVESTING ACTIVITIES:

Principal repayments on ESOP loan	113,263	112,780
Net cash provided by investing activities	113,263	112,780

FINANCING ACTIVITIES:

Proceeds from stock issuance	29,982,093	—
Purchase of treasury stock	—	(437,319)
Capital contribution paid to the Bank	(15,000,000)	—
Acquisition of stock by ESOP	(1,611,357)	—
Dissolution of Mutual Holding Company	6,847,743	—
Dividends paid	(930,654)	(327,219)
Net cash provided by (used in) financing activities	19,287,825	(764,538)

Net increase (decrease) in cash and cash equivalents	16,311,602	(639,593)
Cash and cash equivalents – beginning of period	957,096	1,596,689

Cash and cash equivalents – end of period	$17,268,698	$957,096

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

a)	Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are designed to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

c)	No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) occurred during the fourth fiscal quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference to the Company's definitive proxy statement for the annual meeting of stockholders to be held April 25, 2012. ("Definitive Proxy Statement").

Item 11. Executive Compensation.

The information required herein is incorporated by reference to the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required herein is incorporated by reference to the Definitive Proxy Statement.

Equity Compensation Plan Information. The following table provides certain information as of December 31, 2011 with respect to shares of common stock that may be issued under our equity compensation plans, which consist of the 2011 Stock Option Plan and the 2011 Recognition and Retention Plan, both of which were approved by shareholders in July 2011.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	544,819	$11.05	58,869

Equity compensation plans not approved by security holders	—	—	—

Total	544,819	$11.05	58,869

(1)	Includes 208,200 shares subject to restricted stock grants which were not vested as of December 31, 2011. The weighted-average exercise price excludes such restricted stock grants.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference to the Definitive Proxy Statement

Item 14. Principal Accounting Fees and Services.

The information required herein is incorporated by reference to the Definitive Proxy Statement

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(1) The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition at December 31, 2011 and 2010.

Consolidated Statements of Income for the years ended December 31, 2011 and 2010.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2011 and 2010.

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2011 and 2010.

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010.

Notes to Consolidated Financial Statements.

(2) All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No	Description
3.1	Articles of Incorporation of Alliance Bancorp, Inc. of Pennsylvania (1)
3.2	Bylaws of Alliance Bancorp, Inc. of Pennsylvania (1)
4.1	Form of Stock Certificate of Alliance Bancorp, Inc. of Pennsylvania (1)
10.1	Alliance Bancorp, Inc. of Pennsylvania Amended and Restated Directors Retirement Plan *(2)
10.2	Alliance Bank Amended and Restated Supplemental Executive Retirement Plan and Participation Agreement 409A Restatement *(2)
10.3	Greater Delaware Valley Savings d/b/a Alliance Bank Endorsement Split Dollar Insurance Agreement*(3)
10.4	Amended and Restated Employment Agreement, dated May 21, 2008, between Alliance Bank and Dennis D. Cirucci *(4)
10.5	Amended and Restated Employment Agreement, dated May 21, 2008, between Alliance Bank and Peter J. Meier *(4)
10.6	Amended and Restated Employment Agreement, dated May 21, 2008, between Alliance Bank and Suzanne J. Ricci *(4)
10.7	Alliance Bancorp, Inc. of Pennsylvania 2011 Stock Option Plan *(5)
10.8	Alliance Bancorp, Inc. of Pennsylvania 2011 Recognition and Retention Plan and Trust Agreement *(5)
16.1	Subsidiaries – Referenced is made to Item 1. Business – Subsidiaries.
23.1	Consent of ParenteBeard LLC
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer

101.1.INS	XBRL Instance Document**
101.2.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Denotes management compensation plan or arrangement.
**	These interactive files shall not be deemed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.
(1)	Incorporated herein by reference from the Registration Statement on Form S-1 of Alliance Bancorp, Inc. of Pennsylvania (File No. 333-169363) filed with the Securities and Exchange Commission on September 14, 2010, as amended.
(2)	Incorporated herein by reference from the Current Report on Form 8-K of Alliance Bancorp, Inc. of Pennsylvania, a federal corporation (File No. 001-33189), filed with the Securities and Exchange Commission on December 18, 2008.
(3)	Incorporated herein by reference from the Registration Statement on Form S-1 of Alliance Bancorp, Inc. of Pennsylvania, a federal corporation (File No. 333-136853), filed with the Securities and Exchange Commission on August 23, 2006, as amended.
(4)	Incorporated herein by reference from the Current Report on Form 8-K of Alliance Bancorp, Inc. of Pennsylvania, a federal corporation (File No. 001-33189), filed with the Securities and Exchange Commission on May 23, 2008.
(5)	Incorporated by reference to the definitive proxy statement filed by Alliance Bancorp, Inc. of Pennsylvania with the Securities and Exchange Commission on June 13, 2011 (File No. 000-54246)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANCORP, INC, OF PENNSYLVANIA

Dated: March 20, 2012	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Dennis D. Cirucci
Dennis D. Cirucci	March 20, 2012
President
and Chief Executive Officer
(Principal Executive Officer)

/s/Peter J. Meier
Peter J. Meier	March 20, 2012
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/William E. Hecht
William E. Hecht	March 20, 2012
Chairman of the Board

/s/J. William Cotter, Jr.
J. William Cotter, Jr.	March 20, 2012
Director

/s/Philip K. Stonier
Philip K. Stonier	March 20, 2012
Director

/s/G. Bradley Rainer
G. Bradley Rainer	March 20, 2012
Director

/s/R. Cheston Woolard
R. Cheston Woolard	March 20, 2012
Director

/s/Timothy E. Flatley
Timothy E. Flatley	March 20, 2012
Director

