Form 10-Q
period 2012-03-31
Alliance Bancorp, Inc. of Pennsylvania
filed 2012-05-10
CIK 1500711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of Common Stock, par value $0.01 per share, of the Registrant as of May 7, 2012, was 5,474,437.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Part I – Item 1.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2012	2011

Assets
Cash and cash due from depository institutions	$980	$1,397
Interest bearing deposits with depository institutions	113,673	94,455
Total cash and cash equivalents	114,653	95,852
Investment securities available for sale	22,047	23,070
Mortgage-backed securities available for sale	10,277	11,303
Investment securities held to maturity (fair value - 2012, $24,531; 2011, $23,200)	23,526	22,175
Loans receivable - net of allowance for loan losses - 2012, $3,793; 2011, $4,000	277,222	285,297
Accrued interest receivable	1,613	1,666
Premises and equipment – net	4,499	4,461
Other real estate owned (OREO)	6,897	2,587
Federal Home Loan Bank (FHLB) stock-at cost	1,792	1,887
Bank owned life insurance	11,922	11,842
Deferred tax asset – net	5,401	5,843
Prepaid FDIC premium assessment	1,044	1,134
Other prepaid expenses and other assets	3,041	2,370

Total Assets	$483,934	$469,487

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$17,802	$11,859
Interest bearing deposits	373,815	364,189
Total deposits	391,617	376,048

Other borrowings	3,076	3,878
Accrued expenses and other liabilities	6,347	6,566
Total Liabilities	401,040	386,492

Stockholders’ Equity
Common stock, $.01 par value; shares authorized – 50,000,000; shares issued and outstanding- 5,474,437	55	55
Additional paid-in capital	56,546	56,396
Retained earnings	31,050	30,819
Common stock acquired by benefit plans	(3,384)	(2,927)
Accumulated other comprehensive loss	(1,373)	(1,348)
Total Stockholders’ Equity	82,894	82,995

Total Liabilities and Stockholders’ Equity	$483,934	$469,487

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollar amounts in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2012	2011
Interest and Fee Income
Loans, including fees	$4,003	$4,140
Mortgage-backed securities	107	162
Investment securities:
Taxable	76	161
Tax - exempt	225	263
Balances due from depository institutions	60	46
Total interest and fee income	4,471	4,772

Interest Expense
Deposits	871	1,141
FHLB advances and other borrowings	3	5
Total interest expense	874	1,146

Net Interest Income	3,597	3,626
Provision for Loan Losses	225	225
Net Interest Income After Provision for Loan Losses	3,372	3,401

Other Income
Service charges on deposit accounts	59	63
Other fee income	54	44
Loss on the sale of securities	—	(42)
Gain on sale of OREO, net	—	3
Increase in cash surrender value of bank owned life insurance	80	81
Total other income	193	149

Other Expenses
Salaries and employee benefits	1,740	1,498
Occupancy and equipment	456	467
FDIC deposit insurance premiums	96	150
Advertising and marketing	54	55
Professional fees	153	128
Loan and OREO expense	112	40
Directors’ fees	57	66
Other	279	292
Total other expenses	2,947	2,696

Income Before Income Tax Expense	618	854

Income Tax Expense	113	179

Net Income	$505	$675

Basic Earnings per Share	$0.10	$0.12
Dilutive Earnings per Share	$0.09	$0.12

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,

	2012	2011

Net Income	$505	$675

Other Comprehensive Loss
Unrealized loss on available for sale securities net of tax benefit 2012, $13; 2011, $38	(25)	(73)
Plus reclassification adjustment for realized loss on sale of securities included in net income net of tax benefit of 2012, $-0-; 2011, $14	—	(28)

Total Other Comprehensive Loss	(25)	(101)

Comprehensive Income	$480	$574

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Common Stock Acquired by Benefit Plans	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance, January 1, 2011	$72	$23,999	$(4,742)	$30,601	$(482)	$(457)	$48,991
ESOP shares committed to be released					38		38
Common stock acquired by ESOP					(521)		(521)
Net income				675			675
Dividends declared ($0.03 per share)				(164)			(164)
Dissolution of mutual holding company		6,848					6,848
Proceeds from issuance of common stock, net of offering costs of $2,603	55	29,927					29,982
Cancellation of common stock and treasury stock	(72)	(4,670)	4,742				—
Other comprehensive loss						(101)	(101)

Balance, March 31, 2011	$55	$56,104	$—	$31,112	$(965)	$(558)	$85,748

Balance, January 1, 2012	$55	$56,396	$—	$30,819	$(2,927)	$(1,348)	$82,995
ESOP shares committed to be released					39		39
Net income				505			505
Dividends declared ($0.05 per share)				(274)			(274)
Stock-based compensation (stock options)		40					40
Stock-based compensation (restricted stock)		110					110
Common stock acquired by 2011 trust					(496)		(496)
Other comprehensive loss						(25)	(25)

Balance, March 31, 2012	$55	$56,546	$—	$31,050	$(3,384)	$(1,373)	$82,894

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	For the Three Months
	Ended March 31,
	2012	2011
Cash Flow From Operating Activities
Net income	$505	$675
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for:
Loan losses	225	225
Depreciation and amortization	133	133
Loss on sale of securities	—	42
Stock based compensation expense	189	38
Deferred tax expense (benefit)	454	(339)
Gain on the sale of OREO	—	(3)
Increase in cash surrender value of bank owned life insurance	(80)	(81)
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	(219)	(8,658)
Prepaid expenses and other assets	(580)	660
Accrued interest receivable	53	55
Net cash provided by (used in) operating activities	680	(7,253)

Cash Flow From Investing Activities
Purchase of investment securities-available for sale	(8,000)	(10,000)
Purchase of investment securities-held to maturity	(2,840)	(1,015)
Loans originated and acquired	(14,123)	(11,265)
Proceeds from maturities and calls of investment securities	10,489	11,083
Proceeds from the sale of securities available for sale	—	268
Redemption of FHLB stock	95	116
Principal repayments of:
Loans	17,772	9,303
Mortgage-backed securities	1,011	1,444
Purchase of premises and equipment	(171)	(186)
Investment in OREO	(109)	—
Proceeds from the sale of OREO	—	190
Net cash provided by (used in) investing activities	4,124	(62)

Cash Flow From Financing Activities
Dividends paid	(274)	(164)
Increase (decrease) in deposits	15,569	(6,536)
Cash from mutual holding company reorganization	—	3,805
Proceeds from stock issuance, net	—	29,982
Acquisition of stock by benefit plans	(496)	(522)
Decrease in other borrowings	(802)	(3,725)
Net cash provided by financing activities	13,997	22,840

Increase in Cash and Cash Equivalents	18,801	15,525
Cash and Cash Equivalents, Beginning of Year	95,852	61,891
Cash and Cash Equivalents, End of Year	$114,653	$77,416

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$875	$1,146
Income taxes	$—	$470

Supplemental Schedule of Noncash Financing and Investing Activities:
Other real estate acquired in settlement of loans	$4,201	$546
Premises and equipment acquired from mutual holding company reorganization	$—	$2,057
Investments acquired from mutual holding company reorganization	$—	$310
Prepaid expenses and other assets acquired from mutual holding company Reorganization	$—	$676

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

Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (US GAAP). The consolidated statement of financial condition at December 31, 2011, has been derived from audited consolidated financial statements but does not include all information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results which may be expected for the year ending December 31, 2012 or any other period. All significant intercompany accounts and transactions have been eliminated. For comparative purposes, prior periods’ consolidated financial statements have been reclassified when necessary to conform to report classifications of the current year. The reclassifications had no effect on net income. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Subsequent Events. The Company has evaluated events and transactions occurring subsequent to March 31, 2012, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

(2) Recent Accounting Pronouncements

In 2011, the FASB issued Accounting Standards Update No. 2011-04 "Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements" ("ASU 2011-04"). The ASU amends Topic 820 to add both additional clarifications to existing fair value measurement and disclosure requirements and changes to existing principles and disclosure guidance. Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity's shareholder's equity and disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. The updated guidance and requirements are effective for financial statements issued for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively. The Company does not believe the guidance will have a material impact on the consolidated financial statements but has included the disclosure requirements in this 10-Q.

(3) Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. The maximum exposure related to these commitments at March 31, 2012 was $567,000 which was secured by real estate.

(4) Segment Information

The Company has no reportable segments. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk.

(5) Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and dilutive EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Dilutive EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. At March 31, 2012, there were 277,750 antidilutive CSEs. At March 31, 2011, the Company had no CSEs.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended March 31,
	2012	2011

Net Income	$505,000	$675,000

Weighted average shares outstanding	5,474,437	5,474,489
Adjusted average unearned ESOP shares	(174,628)	(87,249)
Weighted average shares outstanding – basic	5,299,809	5,387,240
Effect of dilutive common stock equivalents	94,736	—
Adjusted weighted average shares outstanding-dilutive	5,394,545	5,287,240

Basic earnings per share	$0.10	$0.12
Dilutive earnings per share	$0.09	$0.12

(6) Employee Stock Ownership Plan

The Bank has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the ESOP. The ESOP purchased 74,073 shares of common stock in the Offering completed on January 30, 2007 using proceeds of a loan from the former mid-tier holding company. The Bank makes quarterly payments of principal and interest over a term of 8 years at a rate of 8.25% to the Company. The ESOP has a second loan from the Company to fund the purchase of 150,991 additional shares in connection with the second step conversion completed on January 18, 2011 under which the Bank makes quarterly payments of principal and interest over a term of 20 years at a rate of 3.25% to the Company. The loans are secured by the shares of the stock purchased.

As the debt is repaid, shares are released from collateral and allocated to qualified employees. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The compensation expense for the ESOP for the three months ended March 31, 2012 and March 31, 2011 was $38,000 and $38,000, respectively.

The following table presents the components of the ESOP shares inclusive of shares purchased prior to 2007:

	March 31, 2012	March 31, 2011
Shares released for allocation	148,646	135,218
Unearned shares	172,721	87,249
Total ESOP shares	321,367	222,467

(7) Retirement Plans

The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements. As required under FASB ASC Topic 715, Compensation – Retirement Benefits, the net pension costs included the following components:

	For the Three Months Ended March 31,
	2012	2011
Net Periodic Benefit Cost
Service Cost	$73,153	$68,026
Interest Cost	59,083	68,807
Expected Return on Plan Assets	(100,313)	(93,623)
Amortization of Prior Service Cost	3,171	3,171
Amortization of Loss	33,594	12,449
Net Periodic Benefit Cost	$68,688	$58,830

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

	For the Three Months Ended March 31,
	2012	2011
Net Periodic Benefit Cost
Service Cost	$12,060	$9,865
Interest Cost	43,214	58,852
Amortization of (gain) loss	4,726	(5,717)
Net Periodic Benefit Cost	$60,000	$63,000

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

Loans Receivable (Carried at Cost). The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans (Level 3). Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value). Impaired loans are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. Appraised values may be discounted from 10% to 35% based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal. Because of the high degree of judgment required in estimating the fair value of collateral underlying impaired loans and because of the relationship between fair value and general economic conditions we consider fair values of impaired loans to be highly sensitive to market conditions. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances, net of any valuation allowance. At March 31, 2012 and December 31, 2011, the fair value consists of loan balances of $6.3 million and $7.2 million, respectively, with valuation allowances of $531,000 and $667,000, respectively.

Other Real Estate Owned. OREO assets are originally recorded at fair value less estimated selling costs upon transfer of the loans to OREO. Subsequently, OREO assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Appraised values may be discounted from 10% to 35% based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal. These assets are included as Level 3 fair values.

FHLB Stock (Carried at Cost). The carrying amount of FHLB stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost). The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposits (Carried at Cost). The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts) (Level 1). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits (Level 3).

Other Borrowings (Carried at Cost). The carrying amount of overnight sweep accounts generally approximate fair value.

Off-Balance Sheet Financial Instruments. Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The following table summarizes assets measured at fair value on a recurring basis as of March 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Investment Security Obligations of FHLB	$8,021	$—	$8,021	$—
Investment Security Obligations of Freddie Mac	5,020	—	5,020	—
Investment Security Obligations of Fannie Mae	9,006	—	9,006	—
Mortgage Backed Obligations of GNMA	1,507	—	1,507	—
Mortgage Backed Obligations of FHLMC	3,358	—	3,358	—
Mortgage Backed Obligations of FNMA	5,412	—	5,412	—
Total	$32,324	$—	$32,324	$—

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Investment Security Obligations of FHLB	$8,034	$—	$8,034	$—
Investment Security Obligations of Freddie Mac	7,027	—	7,027	—
Investment Security Obligations of Fannie Mae	8,009	—	8,009	—
Mortgage Backed Obligations of GNMA	1,545	—	1,545	—
Mortgage Backed Obligations of FHLMC	3,800	—	3,800	—
Mortgage Backed Obligations of FNMA	5,958	—	5,958	—
Total	$34,373	$—	$34,373	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$5,742	$—	$—	$5,742
Other real estate	989	—	—	989
Total	$6,731	$—	$—	$6,731

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$6,497	$—	$—	$6,497
Other real estate owned	989	—	—	989
Total	$7,486	$—	$—	$7,486

There were no transfers between levels for the three months ended March 31, 2012. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.

The carrying amount and estimated fair values of the Company’s assets and liabilities were as follows.

	At March 31, 2012
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$980	$980	$—	$—
Interest bearing deposits at banks	113,673	113,673	—	—
Investment securities	45,573	—	46,578	—
Mortgage-backed securities	10,277	—	10,277	—
Loans receivable	277,222	—	—	275,068
FHLB stock	1,792	—	1,792	—
Accrued interest receivable	1,613	—	1,613	—

Liabilities:
NOW and MMDA deposits (1)	$101,138	$101,138	$—	$—
Other savings deposits	47,669	47,669	—	—
Certificate accounts	242,810	—	—	243,883
Other borrowed money	3,076	3,076	—	—
Accrued interest payable	13	—	13	—
Off balance sheet instruments	—	—	—	—

(1) Includes non-interest bearing accounts, totaling $17,802.

	At December 31, 2011
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks$ 1,397	$1,397	$—	$—
Interest bearing deposits at banks	95,455	94,455	—	—
Investment securities	45,245	—	46,270	—
Mortgage-backed securities	11,303	—	11,303	—
Loans receivable	285,297	—	—	283,708
FHLB stock1,887	—	1,887	—
Accrued interest receivable1,666	—	1,666	—

Liabilities:
NOW and MMDA deposits (1)	$95,685	$95,685	$—	$—
Other savings deposits	47,157	47,157	—	—
Certificate accounts	233,206	—	—	235,255
Other borrowed money	3,878	3,878	—	—
Accrued interest payable	14	—	14	—
Off balance sheet instruments	—	—	—	—

(1) Includes non-interest bearing accounts, totaling $11,859.

(9) Investment and Mortgage Backed Securities

The Bank classifies and accounts for debt and equity securities as follows:

•	Securities Held to Maturity - Securities held to maturity are stated at cost, adjusted for unamortized purchase premiums and discounts, based on the positive intent and the ability to hold these securities to maturity considering all reasonably foreseeable conditions and events.

•	Securities Available for Sale - Securities available for sale, carried at fair value, are those securities management might sell in response to changes in market interest rates, increases in loan demand, changes in liquidity needs and other conditions. Unrealized gains and losses, net of tax, are reported as a net amount in other comprehensive income (loss) until realized.

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

	At March 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$1,997	$(3)	$—	$—	$1,997	$(3)
Mortgage-backed securities	—	—	—	—	—	—
Total securities available for sale	$1,997	$(3)	$—	$—	$1,997	$(3)

Securities Held to Maturity
Municipal obligations	$2,797	$(41)	$—	$—	$2,797	$(41)

	At December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$2,995	$5	$—	$—	$2,995	$5
Mortgage-backed securities	119	2	—	—	119	2

Total securities available for sale	$3,114	$7	$—	$—	$3,114	$7

Securities Held to Maturity
Municipal obligations	$—	$—	$—	$—	$—	$—

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

As of March 31, 2012, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with the issuers of these securities.

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. As of March 31, 2012, there was 1 U.S. government obligation in an unrealized loss position for less than twelve months and none in an unrealized loss position greater than twelve months, no mortgage backed securities were in an unrealized loss position, and 4 municipal obligations were in an unrealized loss position for less than twelve months and none in an unrealized loss position for more than twelve months. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell these securities before recovery. Management does not believe any individual unrealized loss as of March 31, 2012 represents an other-than-temporary impairment.

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

Dollars in Thousands

	March 31, 2012
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 year through 5 years	$3,997	$26	$—	$4,023
Due after 5 years through 10 years	4,000	1	(3)	3,998

Total	$7,997	$27	$(3)	$8,021

	March 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 1 year through 5 years	$2,000	$1	$—	$2,001
Due after 10 years	3,000	19	—	3,019

Total	$5,000	$20	$—	$5,020

	March 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$5,000	$2	$—	$5,002
Due after 5 years through 10 years	3,997	7	—	4,004

Total	$8,997	$9	$—	$9,006

	March 31, 2012
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due after 1 years through 5 years	$2,065	$68	$(16)	$2,117
Due after 5 years through 10 years	3,595	85	(8)	3,672
Due after 10 years	17,866	893	(17)	18,742

Total	$23,526	$1,046	$(41)	$24,531

	December 31, 2011
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 year through 5 years	$5,997	$36	$—	$6,033
Due after 5 years through 10 years	2,000	1	—	2,001

Total	$7,997	$37	$—	$8,034

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 1 year through 5 years	$2,000	$—	$(3)	$1,997
Due after 10 years	5,000	30	—	5,030

Total	$7,000	$30	$(3)	$7,027

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$3,000	$2	$(2)	$3,000
Due after 5 years through 10 years	4,997	12	—	5,009

Total	$7,997	$14	$(2)	$8,009

	December 31, 2011
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due after 1 year through 5 years	$1,000	$75	$—	$1,075
Due after 5 years through 10 years	1,766	61	—	1,827
Due after 10 years	19,409	889	$—	20,298

Total	$22,175	$1,025	$—	$23,200

Included in obligations of U.S. Government agencies at March 31, 2012 and December 31, 2011, were $22.0 million and $23.1 million, respectively, of structured notes. These structured notes were comprised of step-up bonds that provide the U.S. Government agency with the right, but not the obligation, to call the bonds on certain dates. In March of 2011, the Company recorded a $42,000 loss on the sale of $268,000 of equity securities, which previously were owned by the mutual holding company. There were no sales of investment securities in 2012.

Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

Dollars in Thousands

	March 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$1,408	$99	$—	$1,507
FHLMC pass-through certificates	3,106	252	—	3,358
FNMA pass-through certificates	5,075	337	—	5,412

Total	$9,589	$688	$—	$10,277

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$1,449	$96	—	$1,545
FHLMC pass-through certificates	3,528	272	—	3,800
FNMA pass-through certificates	5,623	337	$(2)	5,958

Total	$10,600	$705	$(2)	$11,303

At March 31, 2012 and December 31, 2011, the Bank had $2.0 million and $2.2 million, respectively, in mortgage-backed securities pledged as collateral for the treasury, tax and loan account and certain deposits. There were no sales of mortgage-backed securities in 2012 or 2011.

(10) Loans Receivable - Net

Loans receivable consist of the following:

Dollars in Thousands	At March 31,	At December 31,
	2012	2011
Real estate loans:
Single-family	$119,319	$118,059
Multi-family	10,155	10,757
Commercial	125,042	130,191
Land and construction	11,432	14,595
Commercial business	9,181	9,481
Consumer	6,288	6,616
Total loans receivable	281,417	289,699
Less:
Deferred fees	402	402
Allowance for loan losses	3,793	4,000
Loans receivable - net	$277,222	$285,297

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2012:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$399	$711	$3,065	$4,175	$115,144	$119,319	$2,011
Multi-family	—	—	—	—	10,155	10,155	—
Commercial	656	151	2,527	3,334	121,708	125,042	—
Land and construction	—	—	3,161	3,161	8,271	11,432	—
Commercial business	—	—	—	—	9,181	9,181	—
Consumer	215	81	383	679	5,609	6,288	383
Total	$1,270	$943	$9,136	$11,349	$270,068	$281,417	$2,394

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2011:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$1,509	$252	$3,073	$4,834	$113,225	$118,059	$2,018
Multi-family	—	—	—	—	10,757	10,757	—
Commercial	3,420	56	3,016	6,492	123,699	130,191	—
Land and construction	—	—	7,707	7,707	6,888	14,595	—
Commercial business	—	—	81	81	9,400	9,481	—
Consumer	207	119	561	887	5,729	6,615	561
Total	$5,136	$427	$14,438	$20,001	$269,698	$289,699	$2,579

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
(Dollars in thousands)

Real estate:
Single-family	$1,054	$1,055
Multi-family	—	—
Commercial	2,757	3,016
Land and construction	3,161	7,707
Commercial business	—	81
Consumer	—	—
Total non-accruing loans	$6,972	$11,859

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. An unallocated component, if any, is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

The following table presents the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three months ended March 31, 2012:

(Dollars in thousands)	Single Family Real Estate	Multi Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Commercial Business	Total
Allowance for loan losses for the three months ended March 31, 2012:
Beginning balance	$693	$234	$2,289	$525	$20	$239	$4,000
Charge-offs	—	—	—	(440)	(2)	—	(442)
Recoveries	8	—	—	1	1	—	10
Provisions	(5)	60	(4)	176	3	(5)	225
Ending balance	$696	$294	$2,285	$262	$22	$234	$3,793
Allowance for loan losses:
Ending balance	$696	$294	$2,285	$262	$22	$234	$3,793
Ending balance:
individually evaluated
for impairment	$—	$223	$308	$—	$—	$—	$531
Ending balance:
collectively evaluated
for impairment	$696	$71	$1,977	$262	$22	$234	$3,262

Loans receivable:
Ending balance	$119,319	$10,155	$125,042	$11,432	$6,288	$9,181	$281,417
Ending balance:
individually evaluated
for impairment	$—	$2,834	$7,143	$3,161	$—	$—	$13,138
Ending balance:
collectively evaluated
for impairment	$119,319	$7,321	$117,899	$8,271	$6,288	$9,181	$268,279

The following table presents the activity in the allowance for loan losses by classes of the loans individually and collectively evaluated for impairment as of and for the three months ended March 31, 2011:

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

The following table presents the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of December 31, 2011:

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of March 31, 2012:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)

Real estate:
Single-family	$115,754	$—	$3,565	$—	$119,319
Multi-family	7,321	—	2,834	—	10,115
Commercial	116,930	3,214	4,898	—	125,042
Land and construction	8,271	—	3,161	—	11,432
Commercial business	9,156	25	—	—	9,181
Consumer	6,288	—	—	—	6,288
Total	$263,720	$3,239	$14,458	$—	$281,417

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

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the three months ended March 31, 2012:

(Dollars in Thousands)	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income Recognized
	Investment	Balance	Allowance	Investment	While Impaired
With no related allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$3,704	$3,704	$—	$3,704	$—
Land and construction	$3,161	$6,188	$—	$3,161	$—
Commercial business	$—	$—	$—	$—	$—

With an allowance recorded:
Real estate:
Multi-family	$2,834	$2,834	$223	$2,834	$—
Commercial	$3,439	$3,439	$308	$3,439	$—
Land and construction	$—	$—	$—	$—	$—
Commercial business	$—	$—	$—	$—	$—

Total:
Real estate:
Multi-family	$2,834	$2,834	$223	$2,834	$—
Commercial	$7,143	$7,143	$308	$7,143	$—
Land and construction	$3,161	$6,188	$—	$3,161	$—
Commercial business	$—	$—	$—	$—	$—

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the year ended December 31, 2011:

(Dollars in Thousands)	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income Recognized
	Investment	Balance	Allowance	Investment	While Impaired
With no related allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$2,507	$2,507	$—	$1,537	$46
Land and construction	$5,861	$10,289	$—	$5,861	$145
Commercial business	$81	$81	$—	$25	$1

With an allowance recorded:
Real estate:
Multi-family	$2,834	$2,834	$157	$944	$29
Commercial	$2,484	$2,484	$205	$679	$34
Land and construction	$1,846	$1,846	$305	$526	$—
Commercial business	$—	$—	$—	$—	$—

Total:
Real estate:
Multi-family	$2,834	$2,834	$157	$944	$29
Commercial	$4,991	$4,991	$205	$2,216	$80
Land and construction	$7,707	$12,135	$305	$6,387	$145
Commercial business	$81	$81	$—	$25	$1

The following table summarizes information in regards to troubled debt restructurings for the three months ended March 31, 2012:

(Dollars in Thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Real estate:
Single-family	—	—	—
Multi-family	—	—	—
Commercial	7	$3,445	$3,445
Land and construction	—	—	—
Commercial business	—	—	—
Consumer	—	—	—

There were no troubled debt restructurings with a payment default, with the payment default occurring within 12 months of restructure, and payment default occurring during the three months ended March 31, 2012.

At March 31, 2012, the Company had two multi-family loans, ten commercial real estate loans, and one land and construction loan classified as troubled debt restructurings. The two multi-family loans are to one borrower, were classified as substandard in the Company’s allowance for loan losses, and have a $223,000 allowance against them. The ten commercial real estate loans are to three borrowers. Eight of the ten commercial real estate loans are to two borrowers and are classified as special mention in the Company’s allowance for loan losses. Two of the ten commercial real estate loans are to two borrowers and are classified as substandard in the Company’s allowance for loan losses. The land and construction loan was classified as substandard in the Company’s allowance for loan losses and had been written down by $2.6 million in charge-offs during the year ended December 31, 2011 and had no allowance against a $3.2 million carrying value at March 31, 2012. The Company expects to receive sale proceeds of $3.3 million for this land and construction loan in May of 2012. All of the troubled debt restructurings consisted of changes in interest rates and no principal was forgiven.

The following table summarizes information in regards to troubled debt restructurings at December 31, 2011:

(Dollars in Thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Real estate:
Single-family	—	—	—
Multi-family	2	$2,834	$2,834
Commercial	3	$1,280	$1,280
Land and construction	2	$9,702	$5,561
Commercial business	—	—	—
Consumer	—	—	—

	Number of Contracts	Recorded Investment
That Subsequently Defaulted
Real estate:
Single-family	—	—
Multi-family	—	—
Commercial	—	—
Land and construction	2	$5,861
Commercial business	—	—
Consumer	—	—

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

(12) Stock-Based Compensation

Recognition and Retention Plan and Trust

In July of 2011, the shareholders of the Company approved the adoption of the 2011 Recognition and Retention Plan and Trust (the “2011 RRP”). Pursuant to the terms of the 2011 RRP, awards of up to 218,977 shares of restricted common stock may be granted to employees and directors. In order to fund the 2011 RRP, the 2011 RRP acquired 138,300 shares of the Company’s common stock in the open market for approximately $1.5 million at an average price of $10.72 per share. The Company made sufficient contributions to the 2011 RRP to fund the purchase of these shares. Pursuant to the terms of the 2011 RRP, an additional 80,677 shares will need to be acquired. On July 20, 2011, a total of 208,200 2011 RRP awards were granted. The 2011 RRP shares generally vest at the rate of 20% per year over five years.

A summary of the status of the shares under the 2011 RRP as of March 31, 2012 and changes during the three months ended March 31, 2012 are presented below:

Three Months Ended March 31, 2012
Weighted
	Number of	average grant
	shares	date fair value

Restricted at the beginning of period	208,200	$11.05
Granted	—	—
Vested	—	—
Forfeited	—	—
Restricted at the end of period	208,200	$11.05

Compensation expense on 2011 RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three months ended March 31, 2012, approximately 10,410 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $110,000 in compensation expense. As of March 31, 2012, approximately $1.9 million in additional compensation expense is scheduled to be recognized over the remaining vesting period of 4.25 years. Under the terms of the 2011 RRP, any unvested 2011 RRP awards will become fully vested upon a change in control resulting in the full recognition of any unrecognized expense.

Stock Options

In July 2011, the shareholders of the Company also approved the adoption of the 2011 Stock Option Plan (the “2011 Option Plan”). Pursuant to the 2011 Option Plan, options to acquire 325,842 shares of common stock may be granted to employees and directors. Under the 2011 Option Plan, options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. On July 20, 2011, options to purchase 277,750 shares of common stock were awarded. As of March 31, 2012, a total of 48,092 shares of common stock have been reserved for future grant pursuant to the 2011 Option Plan.

A summary of the status of the Company’s stock options under the 2011 Option Plan as of March 31, 2012, and changes during the three months ended March 31, 2012, is presented below:

Three Months Ended March 31, 2012
Weighted
	Number of	average
	shares	exercise price

Options outstanding at the beginning of period	277,750	$11.05
Granted	—	—
Exercised	—	—
Vested	—	—
Forfeited	—	—
Options outstanding at the end of period	277,750	$11.05
Exercisable at end of the period	—	—

The fair value of each option grant is estimated using the Black-Scholes pricing model with the following weighted average assumptions for the options granted in 2011: dividend yield of 2.0%, risk-free interest rate of 1.58%, expected life of 7.0 years, and volatility of 30.34%. The calculated fair value of options granted in 2011 was $2.99. The weighted average contractual term of the option was 9.3 years at March 31, 2012. No options were exercisable at March 31, 2012.

During the three months ended March 31, 2012, approximately $40,000 was recognized in compensation expense for the 2011 Option Plan. At March 31, 2012, approximately $677,000 in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 4.25 years.

(13) Contingent Obligations

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued unconditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $567,000 at March 31, 2012 and $508,000 at December 31, 2011 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

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

Critical Accounting Policies. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements included elsewhere herein. These policies are described in Note 2 of the notes to the consolidated financial statements in the December 31, 2011 annual report on Form 10-K. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Income Taxes. Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. As of March 31, 2012, the Company has approximately $1.1 million, $864 thousand, and $575 thousand of capital loss carryforwards, expiring in 2013, 2014, and 2015, respectively, which result in a deferred tax asset of $859 thousand. The Company expects to fully realize the benefit of such carryforwards through tax planning and sales/leaseback of capital assets. As of March 31, 2012, the Company has $1.3 million of federal net operating loss carryforwards, expiring from 2027 through 2031, which result in a deferred tax asset of $443 thousand. The net operating losses were incurred at Alliance Mutual Holding Company (“MHC”). In connection with the second step conversion in January 2011, the MHC was dissolved, and the NOLs that existed at the MHC were transferred to the Company. The NOLs that were transferred cannot be carried back; however, the Company expects to fully realize the benefit of such carryforwards based on future periods’ forecasted earnings.

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

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets increased $14.4 million or 3.1% to $483.9 million at March 31, 2012 compared to $469.5 million at December 31, 2011. This increase was primarily due to a $18.8 million or 19.6% increase in total cash and cash equivalents, a $1.4 million or 6.1% increase in investment securities held to maturity, and a $4.3 million or 166.6% increase in other real estate owned. These increases were partially offset by a $1.0 million or 4.4% decrease in investment securities available for sale, a $1.0 million or 9.1% decrease in mortgage-backed securities available for sale, and a $8.1 million or 2.8% decrease in net loans receivable.

Total liabilities increased $14.5 million or 3.8% to $401.0 million at March 31, 2012 compared to $386.5 million at December 31, 2011. This increase was primarily due to a $5.9 million or 50.1% increase in non-interest bearing deposits and a $9.7 million or 2.6 % increase in interest bearing deposits. These increases were partially offset by a $802,000 or 20.7% decrease in other borrowings from December 31, 2011 to March 31, 2012.

Stockholders’ equity decreased $101,000 to $82.9 million as of March 31, 2012 compared to $83.0 million at December 31, 2011. The decrease was due to $457,000 of common stock acquired by benefit plans combined with $274,000 in dividends paid. The decrease was partially offset by net income of $505,000 for the three months ended March 31, 2012.

Nonperforming assets decreased $762,000 to $16.3 million or 3.36% of total assets at March 31, 2012 as compared to $17.0 million or 3.63% of total assets at December 31, 2011. The nonperforming assets at March 31, 2012 included $9.4 million in nonperforming loans and $6.9 million in other real estate owned. The decrease in nonperforming assets was primarily due to a $5.1 million decrease in nonperforming loans, which was partially offset by a $4.3 million increase in other real estate owned as of March 31, 2012. Overall, nonperforming loans included $3.1 million in single-family residential real estate loans, $2.8 million in commercial real estate loans, $3.2 million in a real estate construction loan and $383,000 in student loans, which are fully guaranteed by the U.S. Government. The increase in other real estate owned resulted from the transfer of $4.2 million, net of $440,000 in charge-offs, previously reported as nonperforming residential land and construction loans to other real estate owned during the three months ended March 31, 2012.

The Company continues to aggressively work towards the resolution of its nonperforming assets. As previously reported, the $3.2 million nonperforming real estate construction loan is under an agreement of sale and the Company expects to receive sales proceeds of $3.3 million in May 2012. In addition and as previously reported, the Company has a $2.7 million real estate owned property under an agreement of sale with a purchase price of $2.7 million and pending the receipt of the deed from the Sheriff of Philadelphia expects to settle in the second quarter of 2012. The allowance for loan losses amounted to $3.8 million or 40.5% of nonperforming loans at March 31, 2012 as compared to $4.0 million or 27.7% at December 31, 2011.

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

Comparison of Results of Operations for the Three Months ended March 31, 2012 and March 31, 2011

General. Net income decreased $170,000 or 25.2% to $505,000 or $0.09 per share (dilutive) for the three months ended March 31, 2012 as compared to $675,000 or $0.12 per share (dilutive) for the same period in 2011. The decrease in net income was primarily due to a $251,000 or 9.3% increase in other expenses and a $29,000 or 0.8% decrease in net interest income which was partially offset by a $44,000 or 29.5% increase in other income for the three months ended March 31, 2012 when compared to the same period in 2011.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income decreased $29,000 or 0.8% during the three months ended March 31, 2012 as compared to the same period in 2011. The decrease in net interest income was primarily due to a $301,000 or 6.3% decrease in interest income on interest earning assets, partially offset by a $272,000 or 23.8% decrease in interest expense on interest bearing liabilities.

As a result, the interest rate spread decreased 5 basis points from 3.10% for the three months ended March 31, 2011 to 3.05% for the three months ended March 31, 2012. Based on the current economic environment and market competition, management anticipates continued pressure on the interest rate spread for 2012 which may negatively impact net interest income.

Interest Income. Interest income decreased $301,000 or 6.3% to $4.5 million for the three months ended March 31, 2012, compared to the same period in 2011. The decrease was primarily due to a $137,000 or 3.3% decrease on interest income on loans, a $123,000 or 29.0% decrease in interest income on investment securities, and a $55,000 or 34.0% decrease in interest income on mortgage backed securities. These decreases were partially offset by a $14,000 or 30.4% increase in interest income earned on balances due from depository institutions. The decrease in interest income on loans was due to a 6 basis point or 1.1% decrease in the average yield earned and a $6.6 million or 2.3% decrease in the average balance of loans outstanding. The decrease in interest income on investment securities was primarily due to a $19.9 million or 29.5% decrease in the average balance of investment securities, partially offset by 2 basis point or 0.8% increase in the average yield earned. The decrease in interest income on mortgage backed securities was due to a $4.7 million or 30.1% decrease in the average balance of mortgage backed securities and a 23 basis point or 5.5% decrease in the average yield earned. The increase in interest income on balances due from depository institutions was due to a $38.0 million or 57.2% increase in the average balance of balances due from depository institutions, partially offset by a 5 basis point or 17.0% decrease in the average yield earned.

Interest Expense. Interest expense decreased $272,000 or 23.7% to $874,000 for the three months ended March 31, 2012, compared to the same period in 2011. This decrease was due to a $270,000 or 23.7% decrease in interest expense on deposits and a $2,000 or 40.0% decrease in interest expense on borrowings. The decrease in interest expense on deposits was due to a 31 basis point or 24.8% decrease in the rates paid on deposits, partially offset by a $3.1 million or 0.8% increase in the average balance of deposits. The decrease in interest expense on borrowings was due to a $3.5 million or 53.7% decrease in the average balance of borrowings, partially offset by a 9 basis point or 30.0% increase in the rates paid on borrowings.

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

	Three Months Ended March 31,
	2012			2011
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$284,724	$4,003	5.62%	$291,312	$4,140	5.68%
Mortgage-backed securities (3)	10,900	107	3.93	15,592	162	4.16
Investment securities (3)	47,582	301	2.53	67,507	424	2.51
Due from depository institutions	104,514	60	0.23	66,484	46	0.28
Total interest-earning assets	447,720	4,471	3.99	440,895	4,772	4.33
Noninterest-earning assets	28,966			28,419
Total assets	$476,686			$469,314

Interest-bearing liabilities:
Deposits	$369,456	871	0.94	$366,389	1,141	1.25
FHLB advances and other borrowings	3,040	3	0.39	6,566	5	0.30
Total interest-bearing liabilities	372,496	874	0.94	372,955	1,146	1.23
Noninterest-bearing
Liabilities	21,173			16,791
Total liabilities	393,669			389,746
Stockholders’ equity	83,017			79,568
Total liabilities and stockholders’ equity	$476,686			$469,314

Net interest-earning assets	$75,224			$67,940
Net interest income/interest rate spread		$3,597	3.05%		$3,626	3.10%
Net yield on interest- Earning assets (2)			3.21%			3.29%

1. Nonaccrual loans and loan fees have been included.

2. Net interest income divided by interest-earning assets.

3. The indicated yields are not reflected on a tax equivalent basis.

Provision for Loan Losses. The provision for loan losses amounted to $225,000 for the three months ended March 31, 2012 and for the three months ended March 31, 2011. Such provisions were primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of nonperforming loans and the current economic environment.

Other Income. Other income was $193,000 for the three months ended March 31, 2012 as compared to $149,000 for the same period in 2011. The increase was primarily the result of a $42,000 loss on the sale of certain equity securities in the three months ended March 31, 2011 compared to no corresponding security sales activity for the three months ended March 31, 2012. The increase in other income also included a $10,000 or 22.7% increase in other fee income. The increase in other income was partially offset by a $4,000 decrease in service charges on deposit accounts and a $3,000 decrease in gain on the sale of other real estate owned (“OREO”) for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Other Expenses. Other expenses increased $251,000 or 9.3% to $2.9 million for the three months ended March 31, 2012 compared to the same period in 2011. The increase was primarily due to a $242,000 or 16.2% increase in salary and employee benefits, a $25,000 or 19.5% increase in professional fees, and a $72,000 or 180.0% increase in loan and OREO expense. The increase in salary and benefit cost is primarily attributed to costs associated with the stock based compensation plans implemented during the third quarter of 2011. These increases were partially offset by a $54,000 or 36.0% decrease in FDIC insurance premiums, $11,000 or 2.4% decrease in occupancy and equipment expense, and a $9,000 or 13.6% decrease in directors fees.

Income Tax Expense. Income tax expense amounted to $113,000 and $179,000 for the three months ended March 31, 2012 and 2011, respectively, resulting in effective tax rates of 18.3% and 21.0%, respectively. The decrease in income tax expense was primarily due to a lower amount of taxable income before income taxes.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations. Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition. Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors. Any excess funds are invested in overnight and other short-term interest-earning accounts. Cash flows are generated through the retail deposit market, its traditional funding source, for use in investing activities. In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement. At March 31, 2012, the Company had no outstanding advances and approximately $129.9 million of additional borrowing capacity from the FHLB of Pittsburgh. Further, the Company has access to the Federal Reserve Bank discount window. At March 31, 2012, no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company. At March 31, 2012, the total approved loan commitments outstanding amounted to $18.7 million. At the same date, commitments under unused lines of credit amounted to $23.4 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2012 totaled $150.7 million. Management believes that a significant portion of maturing deposits will remain with the Company. For the quarter ended March 31, 2012, there were no material changes in contractual obligations that were outside of the ordinary course of business. Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

Part I - Item 4.

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

Item 4.   Mine Safety Disclosures

Not Applicable

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

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: May 10, 2012	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci, President
and Chief Executive Officer

Date: May 10, 2012	By:	/s/ Peter J. Meier
Peter J. Meier, Executive Vice
President and Chief Financial Officer

