Form 10-Q
period 2012-06-30
Alliance Bancorp, Inc. of Pennsylvania
filed 2012-08-06
CIK 1500711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of Common Stock, par value $0.01 per share, of the Registrant as of August 3, 2012, was 5,466,937.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Part I – Item 1.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2012	2011

Assets
Cash and cash due from depository institutions	$1,147	$1,397
Interest bearing deposits with depository institutions	108,220	94,455
Total cash and cash equivalents	109,367	95,852
Investment securities available for sale	16,043	23,070
Mortgage-backed securities available for sale	9,248	11,303
Investment securities held to maturity (fair value - 2012, $27,395; 2011, $23,200)	26,329	22,175
Loans receivable - net of allowance for loan losses - 2012, $4,299; 2011, $4,000	283,661	285,297
Accrued interest receivable	1,646	1,666
Premises and equipment – net	2,808	4,461
Other real estate owned (OREO)	6,496	2,587
Federal Home Loan Bank (FHLB) stock-at cost	1,703	1,887
Bank owned life insurance	12,002	11,842
Deferred tax asset – net	5,309	5,843
Prepaid FDIC premium assessment	951	1,134
Other prepaid expenses and other assets	5,469	2,370

Total Assets	$481,032	$469,487

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$15,633	$11,859
Interest bearing deposits	372,843	364,189
Total deposits	388,476	376,048

Borrowings	3,276	3,878
Accrued expenses and other liabilities	6,612	6,566
Total Liabilities	398,364	386,492

Stockholders’ Equity
Common stock, $.01 par value; shares authorized – 50,000,000; shares issued - 5,474,437; shares outstanding - 2012, 5,466,937; 2011, 5,474,437	55	55
Additional paid-in capital	56,697	56,396

Retained earnings	31,738	30,819
Common stock acquired by benefit plans	(4,305)	(2,927)
Accumulated other comprehensive loss	(1,425)	(1,348)
Treasury stock, at cost: 2012, 7,500 shares; 2011, -0- shares	(92)	—
Total Stockholders’ Equity	82,668	82,995

Total Liabilities and Stockholders’ Equity	$481,032	$469,487

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollar amounts in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Interest and Fee Income
Loans, including fees	$3,870	$4,139	$7,873	$8,279
Mortgage-backed securities	97	146	204	307
Investment securities:
Taxable	65	127	141	289
Tax – exempt	229	270	454	533
Balances due from depository institutions	63	44	124	90
Total interest and fee income	4,324	4,726	8,796	9,498

Interest Expense
Deposits	841	1,053	1,712	2,194
FHLB advances and borrowings	2	5	4	10
Total interest expense	843	1,058	1,716	2,204

Net Interest Income	3,481	3,668	7,080	7,294
Provision for Loan Losses	525	375	750	600
Net Interest Income After Provision for Loan Losses	2,956	3,293	6,330	6,694

Other Income
Service charges on deposit accounts	64	60	123	124
Other fee income	51	43	104	88
Gain on sale of premises and equipment	806	—	806	—
Net loss on sale of securities	—	(14)	—	(57)
Gain on sale of OREO, net	201	1	201	4
Rental income from OREO	29	—	29	—
Increase in cash surrender value of bank owned life insurance	80	81	160	161
Total other income	1,231	171	1,423	320

Other Expenses
Salaries and employee benefits	1,625	1,488	3,365	2,986
Occupancy and equipment	466	455	922	922
FDIC deposit insurance premiums	99	142	196	292
Advertising and marketing	169	96	223	152
Professional fees	172	131	325	259
Loan and OREO expense	23	28	135	68
Directors’ fees	59	59	116	125
Other	269	260	548	551
Total other expenses	2,882	2,659	5,830	5,355

Income Before Income Tax Expense	1,305	805	1,923	1,659

Income Tax Expense	343	161	456	340

Net Income	$962	$644	$1,467	$1,319

Basic Earnings per Share	$0.18	$0.12	$0.28	$0.25
Dilutive Earnings per Share	$0.18	$0.12	$0.27	$0.25

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Income	$962	$644	$1,467	$1,319

Other Comprehensive (Loss) Income
Unrealized (loss) gain on available for sale securities net of tax (benefit) expense 2012, $(27) and $(45); 2011, $86 and $21	(52)	172	(77)	42
Plus reclassification adjustment for realized loss on sale of securities included in net income net of tax benefit of 2012, $-0- and $7; 2011, $5 and $19	—	9	—	38

Total Other Comprehensive (Loss) Income	(52)	181	(77)	80

Comprehensive Income	$910	$825	$1,390	$1,399

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Common Stock Acquired by Benefit Plans	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance, January 1, 2011	$72	$23,999	$(4,742)	$30,601	$(482)	$(457)	$48,991
ESOP shares committed to be released					77		77
Common stock acquired by ESOP					(997)		(997)
Net income				1,319			1,319
Dividends declared ($0.07 per share)				(384)			(384)
Dissolution of mutual holding company		6,848					6,848
Proceeds from issuance of common stock, net of offering costs of $2,603	55	29,927					29,982
Cancelation of common stock and treasury stock	(72)	(4,670)	4,742
Other comprehensive income						80	80

Balance, June 30, 2011	$55	$56,104	$—	$31,536	$(1,402)	$(377)	$85,916

Balance, January 1, 2012	$55	$56,396	$—	$30,819	$(2,927)	$(1,348)	$82,995
ESOP shares committed to be released					77		77
Net income				1,467			1,467
Dividends declared ($0.10 per share)				(548)			(548)
Stock-based compensation (stock options)		80					80
Stock-based compensation (restricted stock)		221					221
Common stock acquired by 2011 trust					(1,455)		(1,455)
Acquisition of Treasury Stock (7,500 shares)			(92)				(92)
Other comprehensive loss						(77)	(77)

Balance, June 30, 2012	$55	$56,697	$(92)	$31,738	$(4,305)	$(1,425)	$82,668

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	For the Six Months
	Ended June 30,
	2012	2011
Cash Flow From Operating Activities
Net income	$1,467	$1,319
Adjustments to reconcile net income to cash used in operating activities:
Provision for:
Loan losses	750	600
Depreciation and amortization	260	266
Loss on sale of securities	—	57
Stock-based compensation expense	378	77
Gain on sale of premises and equipment	(806)	—
Gain on the sale of OREO	(201)	(4)
Deferred tax expense (benefit)	573	(265)
Increase in cash surrender value of bank owned life insurance	(160)	(161)
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	46	(8,442)
Prepaid expenses and other assets	(2,915)	1,000
Accrued interest receivable	20	33
Net cash used in operating activities	(588)	(5,520)

Cash Flow From Investing Activities
Purchase of investment securities-available for sale	(8,000)	(27,230)
Purchase of investment securities-held to maturity	(5,840)	(4,015)
Loans originated and acquired	(35,934)	(24,369)
Proceeds from maturities and calls of investment securities	16,685	33,433
Proceeds from the sale of securities available for sale	—	268
Redemption of FHLB stock	184	226
Principal repayments of:
Loans	32,578	21,015
Mortgage-backed securities	1,966	2,608
Purchase of premises and equipment	(654)	(323)
Proceeds from the sale of premises and equipment	2,853	—
Investment in OREO	(368)	—
Proceeds from the sale of OREO	902	1,327
Net cash provided by investing activities	4,373	2,940

Cash Flow From Financing Activities
Dividends paid	(548)	(384)
Increase (decrease) in deposits	12,428	(11,440)
Purchase of treasury stock	(92)	—
Cash from mutual holding company reorganization	—	3,805
Proceeds from stock issuance, net	—	29,982
Acquisition of stock by benefit plans	(1,455)	(997)
Decrease in borrowings	(602)	(4,528)
Net cash provided by financing activities	9,731	16,438

Increase in Cash and Cash Equivalents	13,515	13,858
Cash and Cash Equivalents, Beginning of Year	95,852	61,891
Cash and Cash Equivalents, End of Year	$109,367	$75,749

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$1,721	$2,203
Income taxes	$—	$770

Supplemental Schedule of Noncash Financing and Investing Activities:
Other real estate acquired in settlement of loans	$4,242	$2,042
Premises and equipment acquired from mutual holding company reorganization	$—	$2,057
Investments acquired from mutual holding company reorganization	$—	$310
Prepaid expenses and other assets acquired from mutual holding company Reorganization	$—	$676

See notes to unaudited consolidated financial statements.

ALLIANCE BANCORP, INC OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Organization and Basis of Presentation

On January 18, 2011, Alliance Mutual Holding Company and Alliance Bancorp, Inc. of Pennsylvania, the federally chartered mid-tier holding company for Alliance Bank (the “Bank”) completed a reorganization and conversion (the “second step conversion”), pursuant to which Alliance Bancorp, Inc. of Pennsylvania, a new Pennsylvania corporation (“Alliance Bancorp” or the “Company”), acquired all the issued and outstanding shares of the Bank’s common stock. In connection with the second step conversion, 3,258,475 shares of common stock, par value $0.01 per share, of Alliance Bancorp were sold in subscription, community and syndicated community offerings to certain depositors of the Bank and other investors for $10 per share, or $32.6 million in the aggregate (the “Offering”), and 2,215,962 shares of common stock were issued in exchange for the outstanding shares of common stock of the mid-tier holding company, which also was known as Alliance Bancorp, Inc. of Pennsylvania, held by the “public” shareholders of the mid-tier holding company. Each share of common stock of the mid-tier holding company was converted into the right to receive 0.8200 shares of common stock of Alliance Bancorp in the second step conversion. As a result of the second step conversion, the former mutual holding company and the mid-tier company were merged into Alliance Bancorp and 548,524 (pre-conversion) treasury shares were canceled. Additionally, the Bank’s Employee Stock Ownership Plan (“ESOP”) was issued a line of credit for up to $1.9 million to purchase 50,991 shares of common stock in the Offering and up to 100,000 additional shares of common stock in the open market from time-to-time following the Offering.

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

Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (US GAAP). The consolidated statement of financial condition at December 31, 2011, has been derived from audited consolidated financial statements but does not include all information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results which may be expected for the year ending December 31, 2012 or any other period. All significant intercompany accounts and transactions have been eliminated. For comparative purposes, prior periods’ consolidated financial statements have been reclassified when necessary to conform to report classifications of the current year. The reclassifications had no effect on net income. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Subsequent Events. The Company has evaluated events and transactions occurring subsequent to June 30, 2012, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

(2) Recent Accounting Pronouncements

In June 2011, the FASB issued an accounting standards update with new guidance on the presentation of other comprehensive income (“OCI”). This standard was effective for public companies for fiscal years, and interim period within those years, beginning after December 15, 2011, and was to be applied retrospectively. The amendment now requires an entity to either present components of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. This standard is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in OCI, and additionally align the presentation of OCI in financial statements prepared in accordance with U.S. GAAP with those prepared in accordance with IFRSs. The Company adopted this new guidance on December 31, 2011. As a result of the adoption, the components of OCI are presented in separate statements following the Consolidated Statements of Income.

(3) Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. The maximum exposure related to these commitments at June 30, 2012 was $597,000 which was secured by real estate, cash, and marketable securities.

(4) Segment Information

The Company has no reportable segments. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk.

(5) Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. At June 30, 2012, there were 277,750 antidilutive CSEs. At June 30, 2011, the Company had no CSEs.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Net Income	$962,000	$644,000	$1,467,000	$1,319,000

Weighted average shares outstanding	5,474,272	5,474,437	5,474,355	5,474,463
Adjusted average unearned ESOP shares	(170,792)	(106,872)	(172,710)	(108,447)
Weighted average shares outstanding – basic	5,303,480	5,367,565	5,301,645	5,366,015
Effect of dilutive common stock equivalents	41,996	—	68,366	—
Adjusted weighted average shares outstanding-dilutive	5,345,477	5,367,565	5,370,011	5,366,015

Basic earnings per share	$0.18	$0.12	$0.28	$0.25
Dilutive earnings per share	$0.18	$0.12	$0.27	$0.25

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

As the debt is repaid, shares are released from collateral and allocated to qualified employees. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The compensation expense for the ESOP for the three months ended June 30, 2012 and June 30, 2011 was $38,000 and $38,000, respectively. The compensation expense for the ESOP for the six months ended June 30, 2012 and June 30, 2011 was $77,000 and $77,000, respectively.

The following table presents the components of the ESOP shares inclusive of shares purchased prior to 2007:

	June 30, 2012	June 30, 2011
Shares released for allocation	187,046	173,618
Unearned shares	134,321	48,849
Total ESOP shares	321,367	222,467

(7) Retirement Plans

The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements. The net pension costs included the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Net Periodic Benefit Cost
Service Cost	$73,153	$68,026	$146,306	$136,052
Interest Cost	59,083	68,807	118,166	137,614
Expected Return on Plan Assets	(100,313)	(93,623)	(200,626)	(187,246)
Amortization of Prior Service Cost	3,171	3,171	6,342	6,342
Amortization of Loss	33,594	12,449	67,188	24,898
Net Periodic Benefit Cost	$68,688	$58,830	$137,376	$117,660

The Bank has a Nonqualified Retirement and Death Benefit Agreement (the “Agreements”) with certain officers of the Bank. The purpose of the Agreements is to provide the officers with supplemental retirement benefits equal to a specified percentage of final compensation and a pre-retirement death benefit if the officer does not attain the specific age requirement. A summary of the interim information for the Agreements is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Net Periodic Benefit Cost
Service Cost	$12,060	$9,865	$24,120	$19,730
Interest Cost	43,214	58,852	86,428	117,704
Amortization of Loss (Gain)	4,726	(5,717)	9,452	(11,434)
Net Periodic Benefit Cost	$60,000	$63,000	$120,000	$126,000

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

Impaired Loans (Generally Carried at Fair Value). Impaired loans are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. Appraised values may be discounted from 10% to 35% based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal. Because of the high degree of judgment required in estimating the fair value of collateral underlying impaired loans and because of the relationship between fair value and general economic conditions we consider fair values of impaired loans to be highly sensitive to market conditions. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances, net of any valuation allowance. At June 30, 2012 and December 31, 2011, the fair value consists of loan balances of $9.8 million and $7.2 million, respectively, net of valuation allowances of $1.0 million and $667,000, respectively.

Other Real Estate Owned. OREO assets are originally recorded at fair value upon transfer of the loans to OREO. Subsequently, OREO assets are carried at the lower of carrying value or fair value. The fair value of OREO is based on independent appraisals less estimated selling costs. Appraised values may be discounted from 10% to 35% based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal. Because of the high degree of judgment required in estimating the fair value of OREO and because of the relationship between fair value and general economic conditions we consider fair values of OREO to be highly sensitive to market conditions. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At June 30, 2012 and December 31, 2011, the fair value consists of OREO balances of $1.0 million, net of valuation allowances of $11,000.

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

The following table summarizes assets measured at fair value on a recurring basis as of June 30, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Investment Security Obligations of FHLB	$4,016	$—	$4,016	$—
Investment Security Obligations of Freddie Mac	5,011	—	5,011	—
Investment Security Obligations of Fannie Mae	7,016	—	7,016	—
Mortgage Backed Obligations of GNMA	1,469	—	1,469	—
Mortgage Backed Obligations of FHLMC	2,852	—	2,852	—
Mortgage Backed Obligations of FNMA	4,927	—	4,927	—
Total	$25,291	$—	$25,291	$—

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$8,806	$—	$—	$8,806
Other real estate owned	989	—	—	989
Total	$9,795	$—	$—	$9,795

There were no transfers between levels for the three or six month periods ended June 30, 2012. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$6,497	$—	$—	$6,497
Other real estate owned	989	—	—	989
Total	$7,486	$—	$—	$7,486

The carrying amount and estimated fair values of the Company’s assets and liabilities were as follows.

	At June 30, 2012
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$1,147	$1,147	$—	$—
Interest bearing deposits at banks	108,220	108,220	—	—
Investment securities	42,372	—	43,438	—
Mortgage-backed securities	9,248	—	9,248	—
Loans receivable	283,661	—	—	280,503
FHLB stock	1,703	—	1,703	—
Accrued interest receivable	1,646	—	1,646	—

Liabilities:
NOW and MMDA deposits (1)	$100,385	$100,385	$—	$—
Other savings deposits	49,173	49,173	—	—
Certificate accounts	238,918	—	—	241,340
Borrowings	3,276	3,276	—	—
Accrued interest payable	9	—	9	—
Off balance sheet instruments	—	—	—	—

(1) Includes non-interest bearing accounts, totaling $15,633.

	At December 31, 2011
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$1,397	$1,397	$—	$—
Interest bearing deposits at banks	95,455	94,455	—	—
Investment securities	45,245	—	46,270	—
Mortgage-backed securities	11,303	—	11,303	—
Loans receivable	285,297	—	—	283,708
FHLB stock	1,887	—	1,887	—
Accrued interest receivable	1,666	—	1,666	—

Liabilities:
NOW and MMDA deposits (1)	$95,685	$95,685	$—	$—
Other savings deposits	47,157	47,157	—	—
Certificate accounts	233,206	—	—	235,255
Borrowings	3,878	3,878	—	—
Accrued interest payable	14	—	14	—
Off balance sheet instruments	—	—	—	—

(1) Includes non-interest bearing accounts, totaling $11,859.

(9) Investment and Mortgage Backed Securities

The Bank classifies and accounts for debt and equity securities as follows:

•	Securities Held to Maturity - Securities held to maturity are stated at cost, adjusted for unamortized purchase premiums and discounts, based on the positive intent and the ability to hold these securities to maturity considering all reasonably foreseeable conditions and events.

•	Securities Available for Sale - Securities available for sale, carried at fair value, are those securities management might sell in response to changes in market interest rates, increases in loan demand, changes in liquidity needs and other conditions. Unrealized gains and losses, net of tax, are reported as a net amount in other comprehensive income (loss) until realized.

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

At June 30, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Total securities available for sale	$—	$—	$—	$—	$—	$—

Securities Held to Maturity
Municipal obligations	$3,737	$25	$—	$—	$3,737	$25

	At December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$2,995	$5	$—	$—	$2,995	$5
Mortgage-backed securities	119	2	—	—	119	2

Total securities available for sale	$3,114	$7	$—	$—	$3,114	$7

Securities Held to Maturity
Municipal obligations	$—	$—	$—	$—	$—	$—

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

As of June 30, 2012, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with the issuers of these securities.

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. As of June 30, 2012, there were no U.S. government obligations in an unrealized loss position, no mortgage-backed securities were in an unrealized loss position, and 8 municipal obligations were in an unrealized loss position for less than twelve months and none in an unrealized loss position for more than twelve months. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell these securities before recovery. Management does not believe any individual unrealized loss as of June 30, 2012 represents an other-than-temporary impairment.

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

Dollars in Thousands

	June 30, 2012
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 year through 5 years	1,997	$13	$—	$2,010
Due after 5 years through 10 years	2,000	6	—	2,006

Total	$3,997	$19	$—	$4,016

	June 30, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 1 year through 5 years	$2,000	$4	$—	$2,004
Due after 10 years	3,005	2	—	3,007

Total	$5,005	$6	$—	$5,011

	June 30, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$3,000	$4	$—	$3,004
Due after 5 years through 10 years	3,997	15	—	4,012

Total	$6,997	$19	$—	$7,016

	June 30, 2012
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due in 1 year or less	$191	$—	$—	$191
Due after 1 years through 5 years	595	—	(1)	594
Due after 5 years through 10 years	6,695	146	(15)	6,826
Due after 10 years	18,848	945	(9)	19,784

Total	$26,329	$1,091	$(25)	$27,395

	December 31, 2011
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 year through 5 years	$5,997	$36	$—	$6,033
Due after 5 years through 10 years	2,000	1	—	2,001

Total	$7,997	$37	$—	$8,034

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 1 year through 5 years	$2,000	$—	$(3)	$1,997
Due after 10 years	5,000	30	—	5,030

Total	$7,000	$30	$(3)	$7,027

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$3,000	$2	$(2)	$3,000
Due after 5 years through 10 years	4,997	12	—	5,009

Total	$7,997	$14	$(2)	$8,009

	December 31, 2011
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due after 1 year through 5 years	$1,000	$75	$—	$1,075
Due after 5 years through 10 years	1,766	61	—	1,827
Due after 10 years	19,409	889	$—	20,298

Total	$22,175	$1,025	$—	$23,200

Included in obligations of U.S. Government agencies at June 30, 2012 and December 31, 2011, were $16.0 million and $23.1 million, respectively, of structured notes. These structured notes were comprised of step-up bonds that provide the U.S. Government agency with the right, but not the obligation, to call the bonds on certain dates. For the six months ended June 30, 2011, the Company recorded a $57,000 net loss on the sale of equity securities, which previously were owned by the mutual holding company. There were no sales of investment securities in 2012.

Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

Dollars in Thousands

	June 30, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$1,367	$102	$—	$1,469
FHLMC pass-through certificates	2,648	204	—	2,852
FNMA pass-through certificates	4,620	307	—	4,927

Total	$8,635	$613	$—	$9,248

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$1,449	$96	—	$1,545
FHLMC pass-through certificates	3,528	272	—	3,800
FNMA pass-through certificates	5,623	337	$(2)	5,958

Total	$10,600	$705	$(2)	$11,303

At June 30, 2012 and December 31, 2011, the Bank had $1.8 million and $2.2 million, respectively, in mortgage-backed securities pledged as collateral for the treasury, tax and loan account and certain deposits. There were no sales of mortgage-backed securities in 2012 or 2011.

(10) Loans Receivable - Net

Loans receivable consist of the following:

Dollars in Thousands	At June 30,	At December 31,
	2012	2011
Real estate loans:
Single-family	$124,780	$118,059
Multi-family	13,586	10,757
Commercial	121,201	130,191
Land and construction	13,938	14,595
Commercial business	9,237	9,481
Consumer	5,864	6,616
Total loans receivable	288,606	289,699
Less:
Deferred fees	646	402
Allowance for loan losses	4,299	4,000
Loans receivable - net	$283,661	$285,297

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2012:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$497	$22	$2,738	$3,257	$121,523	$124,780	$2,053
Multi-family	—	—	—	—	13,586	13,586	—
Commercial	848	588	2,724	4,160	117,041	121,201	—
Land and construction	—	—	3,161	3,161	10,777	13,938	—
Commercial business	—	—	—	—	9,237	9,237	—
Consumer	136	165	293	594	5,270	5,864	293
Total	$1,481	$775	$8,916	$11,172	$277,434	$288,606	$2,346

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2011:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$1,509	$252	$3,073	$4,834	$113,225	$118,059	$2,018
Multi-family	—	—	—	—	10,757	10,757	—
Commercial	3,420	56	3,016	6,492	123,699	130,191	—
Land and construction	—	—	7,707	7,707	6,888	14,595	—
Commercial business	—	—	81	81	9,400	9,481	—
Consumer	207	119	561	887	5,729	6,615	561
Total	$5,136	$427	$14,438	$20,001	$269,698	$289,699	$2,579

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
(Dollars in thousands)

Real estate:
Single-family	$685	$1,055
Multi-family	—	—
Commercial	2,724	3,016
Land and construction	3,161	7,707
Commercial business	—	81
Consumer	—	—
Total non-accruing loans	$6,570	$11,859

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

The following table presents the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three and six months ended June 30, 2012:

	Single Family Real Estate	Multi Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Commercial Business	Total
Allowance for loan losses for the three months ended June 30, 2012:
Beginning balance	$696	$294	$2,285	$262	$22	$234	$3,793
Charge-offs	(19)	—	—	—	(1)	—	(20)
Recoveries	1	—	—	—	—	—	1
Provisions	42	356	(45)	170	1	1	525
Ending balance	$720	$650	$2,240	$432	$22	$235	$4,299
Allowance for loan losses for the six months ended June 30, 2012:
Beginning balance	$693	$234	$2,289	$525	$20	$239	$4,000
Charge-offs	(19)	—	—	(439)	(4)	—	(462)
Recoveries	9	—	—	1	1	—	11
Provisions	37	416	(49)	345	5	(4)	750
Ending balance	$720	$650	$2,240	$432	$22	$235	$4,299
Ending balance:
individually evaluated
for impairment	$—	$547	$391	$89	$—	$—	$1,027
Ending balance:
collectively evaluated
for impairment	$720	$103	$1,849	$343	$22	$235	$3,272

Loans receivable:
Ending balance	$124,780	$13,586	$121,201	$13,938	$5,864	$9,237	$288,606
Ending balance:
individually evaluated
for impairment	$—	$3,186	$8,439	$3,161	$—	$—	$14,786
Ending balance:
collectively evaluated
for impairment	$124,780	$10,400	$112,762	$10,777	$5,864	$9,237	$273,820

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of June 30, 2012:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)

Real estate:
Single-family	$122,042	$—	$2,738	$—	$124,780
Multi-family	10,400	—	3,186	—	13,586
Commercial	112,641	2,361	6,199	—	121,201
Land and construction	10,777	—	3,161	—	13,938
Commercial business	9,212	25	—	—	9,237
Consumer	5,864	—	—	—	5,864
Total	$270,936	$2,386	$15,284	$—	$288,606

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

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the three months ended June 30, 2012:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$4,953	$4,953	$—	$4,949	$5
Land and construction	$—	$—	$—	$—	$—
Commercial business	$—	$—	$—	$—	$—

With an allowance recorded:
Real estate:
Multi-family	$3,186	$3,186	$547	$3,186	$—
Commercial	$3,486	$3,486	$391	$2,922	$9
Land and construction	$3,161	$6,188	$89	$3,161	$—
Commercial business	$—	$—	$—	$—	$—

Total:
Real estate:
Multi-family	$3,186	$3,186	$547	$3,186	$—
Commercial	$8,439	$8,439	$391	$7,871	$14
Land and construction	$3,161	$6,188	$89	$3,161	$—
Commercial business	$—	$—	$—	$—	$—

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the six months ended June 30, 2012:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$4,953	$4,953	$—	$4,947	$114
Land and construction	$—	$—	$—	$—	$—
Commercial business	$—	$—	$—	$—	$—

With an allowance recorded:
Real estate:
Multi-family	$3,186	$3,186	$547	$3,186	$—
Commercial	$3,486	$3,486	$391	$2,781	$20
Land and construction	$3,161	$6,188	$89	$3,161	$—
Commercial business	$—	$—	$—	$—	$—

Total:
Real estate:
Multi-family	$3,186	$3,186	$547	$3,186	$—
Commercial	$8,439	$8,439	$391	$7,728	$134
Land and construction	$3,161	$6,188	$89	$3,161	$—
Commercial business	$—	$—	$—	$—	$—

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the year ended December 31, 2011:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$2,507	$2,507	$—	$1,537	$46
Land and construction	$5,861	$10,289	$—	$5,861	$145
Commercial business	$81	$81	$—	$25	$1

With an allowance recorded:
Real estate:
Multi-family	$2,834	$2,834	$157	$944	$29
Commercial	$2,484	$2,484	$205	$679	$34
Land and construction	$1,846	$1,846	$305	$526	$—
Commercial business	$—	$—	$—	$—	$—

Total:
Real estate:
Multi-family	$2,834	$2,834	$157	$944	$29
Commercial	$4,991	$4,991	$205	$2,216	$80
Land and construction	$7,707	$12,135	$305	$6,387	$145
Commercial business	$81	$81	$—	$25	$1

The following table summarizes information in regards to troubled debt restructurings for the three months ended June 30, 2012:

(Dollars in Thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Real estate:
Single-family	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Land and construction	—	—	—
Commercial business	—	—	—
Consumer	—	—	—

There were no troubled debt restructurings with a payment default, with the payment default occurring within 12 months of restructure, and payment default occurring during the three months ended June 30, 2012.

The following table summarizes information in regards to troubled debt restructurings for the six months ended June 30, 2012:

(Dollars in Thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Real estate:
Single-family	—	—	—
Multi-family	—	—	—
Commercial	7	$3,445	$3,445
Land and construction	—	—	—
Commercial business	—	—	—
Consumer	—	—	—

There were no troubled debt restructurings with a payment default, with the payment default occurring within 12 months of restructure, and payment default occurring during the six months ended June 30, 2012.

At June 30, 2012, the Company had two multi-family loans, ten commercial real estate loans, and one land and construction loan classified as troubled debt restructurings. The two multi-family loans are to one borrower, were classified as substandard in the Company’s allowance for loan losses, and have a $547,000 allowance against them. The ten commercial real estate loans are to three borrowers. Eight of the ten commercial real estate loans are to two borrowers and are classified as special mention in the Company’s allowance for loan losses. Two of the ten commercial real estate loans are to two borrowers and are classified as substandard in the Company’s allowance for loan losses. The land and construction loan was classified as substandard in the Company’s allowance for loan losses and had been written down by $2.6 million in charge-offs during the year ended December 31, 2011 and has an $89,000 allowance against a $3.2 million carrying value at June 30, 2012. Management is reviewing options to exit this credit. All of the troubled debt restructurings consisted of changes in interest rates and no principal was forgiven.

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

At December 31, 2011, the Company had two multi-family, three commercial real estate, and two land and construction loans classified as troubled debt restructurings. The two multi-family loans are to one borrower, were classified as substandard in the Company’s allowance for loan losses, and have a $158,000 allowance against them. The three commercial real estate loans are to one borrower, are classified as special mention in the Company’s allowance for loan losses, and had no reserve against them. The two land and construction loans are to two borrowers, were classified as substandard in the Company’s allowance for loan losses and had been written down by $3.7 million in charge-offs as of December 31, 2011, and had no allowance against them. All of the troubled debt restructurings consisted of changes in interest rates and no principal was forgiven. The two multi-family and the two land and construction loans were classified as troubled debt restructurings at December 31, 2010, while the three commercial real estate loans were classified as troubled debt restructurings during the year ended December 31, 2011.

(12) Stock-Based Compensation

Recognition and Retention Plan and Trust

In July of 2011, the shareholders of the Company approved the adoption of the 2011 Recognition and Retention Plan and Trust (the “2011 RRP”). Pursuant to the terms of the 2011 RRP, awards of up to 218,977 shares of restricted common stock may be granted to employees and directors. In order to fund the 2011 RRP, the 2011 RRP acquired 218,977 shares of the Company’s common stock in the open market for approximately $2.4 million at an average price of $11.14 per share. During 2012 and 2011 the Company made sufficient contributions to the 2011 RRP to fund the purchase of these shares. Pursuant to the terms of the 2011 RRP, no additional shares will need to be acquired. On July 20, 2011, a total of 208,200 2011 RRP awards were granted. The 2011 RRP shares generally vest at the rate of 20% per year over five years.

A summary of the status of the shares under the 2011 RRP as of June 30, 2012 and changes during the three months ended June 30, 2012 are presented below:

Three Months Ended June 30, 2012
Weighted
	Number of	average grant
	shares	date fair value

Restricted at the beginning of period	208,200	$11.05
Granted	—	—
Vested	—	—
Forfeited	—	—
Restricted at the end of period	208,200	$11.05

A summary of the status of the shares under the 2011 RRP as of June 30, 2012 and changes during the six months ended June 30, 2012 are presented below:

Six Months Ended June 30, 2012
Weighted
	Number of	average grant
	shares	date fair value

Restricted at the beginning of period	208,200	$11.05
Granted	—	—
Vested	—	—
Forfeited	—	—
Restricted at the end of period	208,200	$11.05

Compensation expense on 2011 RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three months ended June 30, 2012, approximately 10,410 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $110,000 in compensation expense. During the six months ended June 30, 2012, approximately 20,820 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $221,000 in compensation expense. As of June 30, 2012, approximately $1.8 million in additional compensation expense is scheduled to be recognized over the remaining vesting period of 4.00 years. Under the terms of the 2011 RRP, any unvested 2011 RRP awards will become fully vested upon a change in control resulting in the full recognition of any unrecognized expense.

Stock Options

In July 2011, the shareholders of the Company also approved the adoption of the 2011 Stock Option Plan (the “2011 Option Plan”). Pursuant to the 2011 Option Plan, options to acquire 325,842 shares of common stock may be granted to employees and directors. Under the 2011 Option Plan, options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. On July 20, 2011, options to purchase 277,750 shares of common stock were awarded. As of June 30, 2012, a total of 48,092 shares of common stock have been reserved for future grant pursuant to the 2011 Option Plan.

A summary of the status of the Company’s stock options under the 2011 Option Plan as of June 30, 2012, and changes during the three and six months ended June 30, 2012, is presented below:

Three Months Ended June 30, 2012
Weighted
	Number of	average
	shares	exercise price

Options outstanding at the beginning of period	277,750	$11.05
Granted	—	—
Exercised	—	—
Vested	—	—
Forfeited	—	—
Options outstanding at the end of period	277,750	$11.05
Exercisable at end of the period	—	—

Six Months Ended June 30, 2012
Weighted
	Number of	average
	shares	exercise price

Options outstanding at the beginning of period	277,750	$11.05
Granted	—	—
Exercised	—	—
Vested	—	—
Forfeited	—	—
Options outstanding at the end of period	277,750	$11.05
Exercisable at end of the period	—	—

The fair value of each option grant is estimated using the Black-Scholes pricing model with the following weighted average assumptions for the options granted in 2011: dividend yield of 2.0%, risk-free interest rate of 1.58%, expected life of 7.0 years, and volatility of 30.34%. The calculated fair value of options granted in 2011 was $2.99. The weighted average contractual term of the option was 9.0 years at June 30, 2012. No options were exercisable at June 30, 2012.

During the three months ended June 30, 2012, approximately $40,000 was recognized in compensation expense for the 2011 Option Plan. During the six months ended June 30, 2012, approximately $80,000 was recognized in compensation expense for the 2011 Option Plan. At June 30, 2012, approximately $637,000 in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 4.00 years.

(13) Contingent Obligations

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued unconditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $597,000 at June 30, 2012 and $508,000 at December 31, 2011 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

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

Income Taxes. Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. As of June 30, 2012, the Company has approximately $1.1 million, $864,000, and $575,000 of capital loss carryforwards, expiring in 2013, 2014, and 2015, respectively, which result in a deferred tax asset of $859,000. The Company expects to fully realize the benefit of such carryforwards through tax planning and sales/leaseback of capital assets. In June 2012, the Company sold and settled a capital asset that resulted in an $806,000 gain which can be utilized to reduce its capital loss carryfowards. As of June 30, 2012, the Company has $1.3 million of federal net operating loss carryforwards, expiring from 2027 through 2031, which result in a deferred tax asset of $443,000. The net operating losses were incurred at Alliance Mutual Holding Company (“MHC”). In connection with the second step conversion in January 2011, the MHC was dissolved, and the NOLs that existed at the MHC were transferred to the Company. The NOLs that were transferred cannot be carried back; however, the Company expects to fully realize the benefit of such carryforwards based on future periods’ forecasted earnings.

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets increased $11.5 million or 2.5% to $481.0 million at June 30, 2012 compared to $469.5 million at December 31, 2011. This increase was primarily due to a $13.5 million or 14.1% increase in total cash and cash equivalents, a $4.2 million or 18.7% increase in investment securities held to maturity, and a $3.9 million or 151.1% increase in OREO. These increases were partially offset by a $7.0 million or 30.5% decrease in investment securities available for sale, a $2.1 million or 18.2% decrease in mortgage-backed securities available for sale, a $1.6 million or 0.6% decrease in loans receivable, and a $1.7 million or 37.1% decrease in premises and equipment.

Total liabilities increased $11.9 million or 3.1% to $398.4 million at June 30, 2012 compared to $386.5 million at December 31, 2011. This increase was primarily due to a $3.8 million or 31.8% increase in non-interest bearing deposits and an $8.7 million or 2.4% increase in interest bearing deposits. These increases were partially offset by a $602,000 or 15.5% decrease in borrowings from December 31, 2011 to June 30, 2012.

Stockholders’ equity decreased $327,000 to $82.7 million as of June, 2012 compared to $83.0 million at December 31, 2011. The decrease was due to $1.5 million of common stock acquired by benefit plans combined with $548,000 in dividends paid. The decrease was partially offset by net income of $1.5 million for the six months ended June 30, 2012.

Nonperforming assets decreased $1.6 million to $15.4 million or 3.20% of total assets at June 30, 2012 as compared to $17.0 million or 3.63% of total assets at December 31, 2011. The nonperforming assets at June 30, 2012 included $8.9 million in nonperforming loans and $6.5 million in other real estate owned. The decrease in nonperforming assets was primarily due to a $5.5 million decrease in nonperforming loans offset by a $3.9 million increase in other real estate owned as of June 30, 2012. These changes were primarily due to the $4.2 million transfer of former nonperforming real estate loans to OREO. Overall, nonperforming loans included $2.7 million in single-family residential real estate loans, $2.7 million in commercial real estate loans, $3.2 million in a real estate construction loan and $293,000 in student loans, which are fully guaranteed by the U.S. Government.

Regarding the $3.2 million nonperforming real estate construction loan referred above, the second quarter anticipated sale of the related real estate by the borrowers was cancelled by the prospective buyers in early July 2012. Management is reviewing other options to exit this credit. Also, one multi-family property valued at $2.7 million and currently held in other real estate owned is under agreement and expected to settle by year end 2012. This property is being managed and operated by the buyers under a separate management agreement at no cost to the Bank until the sale is consummated. The allowance for loan losses amounted to $4.3 million or 48.2% of nonperforming loans at June 30, 2012 as compared to $4.0 million or 27.7% at December 31, 2011.

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

Comparison of Results of Operations for the Three and Six Months ended June 30, 2012 and June 30, 2011

General. Net income increased $318,000 or 49.4% to $962,000 or $0.18 per share for the three months ended June 30, 2012 as compared to $644,000 or $0.12 per share for the same period in 2011. The increase in net income was primarily due to a $1.1 million or 619.9% increase in other income. The increase in other income is primarily due to an $806,000 gain on the sale of real property formerly held by the company’s former mutual holding company and a $201,000 net gain on the sale of OREO. The increase in net income was partially offset by an $187,000 or 5.1% decrease net interest income, a $223,000 or 8.4% increase in other expenses, a $150,000 increase in the provision for loan losses, and a $182,000 or 113.0% increase in income taxes for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Net income increased $148,000 or 11.2% to $1.5 million or $0.27 per basic share for the six months ended June 30, 2012 as compared to $1.3 million or $0.25 per share for the same period in 2011. The increase in net income was primarily due to a $1.1 million or 344.7% increase in other income. The increase in other income is primarily due to an $806,000 gain on the sale of real property formerly held by the Company’s former mutual holding company and a $201,000 net gain on the sale of OREO. The increase in net income was partially offset by a $214,000 or 2.9% decrease net interest income, a $475,000 or 8.9% increase in other expenses, a $150,000 increase in the provision for loan losses, and a $116,000 or 34.1% increase in income taxes for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income decreased $187,000 or 5.1% during the three months ended June 30, 2012 as compared to the same period in 2011. The decrease in net interest income was primarily due to a $402,000 or 8.5% decrease in interest income on interest earnings assets, partially off-set by a $215,000 or 20.3% decrease in interest expense on interest bearing-liabilities. As a result, the interest rate spread decreased 19 basis points from 3.14% for the three months ended June 30, 2011 to 2.95% for the three months ended June 30, 2012.

Net interest income decreased $214,000 or 2.9% during the six months ended June 30, 2012 as compared to the same period in 2011. The decrease in net interest income was primarily due to a $702,000 or 7.4% decrease in interest income on interest earning assets, partially off-set by a $488,000 or 22.1% decrease in interest expense on interest-bearing liabilities. As a result, the interest rate spread decreased 11 basis points from 3.12% for the six months ended June 30, 2012 to 3.01% for the six months ended June 30, 2012.

Based on the current economic environment and market competition, management anticipates continued pressure on the interest rate spread for the remainder of 2012 which may negatively impact net interest income.

Interest Income. Interest income decreased $402,000 or 8.5% to $4.3 million for the three months ended June 30, 2012, compared to the same period in 2011. The decrease was due to a $269,000 or 6.5% decrease on interest income on loans, a $103,000 or 25.9% decrease in interest income on investment securities, and a $49,000 or 33.3% decrease in interest income on mortgage backed securities, partially offset by a $19,000 or 43.2% increase in interest income earned on balances due from depository institutions. The decrease in interest income on loans was due to a $9.6 million or 3.3% decrease in the average balance of loans outstanding and a 19 basis point or 3.4% decrease in the average yield earned. The decrease in interest income on investment securities was due to a $14.5 million or 23.5% decrease in the average balance of investment securities and an 8 basis point or 3.1% decrease in the average yield earned. The decrease in interest income on mortgage backed securities was due to a $4.3 million or 30.2% decrease in the average balance of mortgage backed securities and a 20 basis point or 4.9% decrease in the average yield earned. The increase in interest income on balances due from depository institutions was due to a $40.2 million or 57.8% increase in the average balance of balances due from depository institutions, partially offset by a 2 basis point or 8.0% decrease in the average yield earned.

Interest income decreased $702,000 or 7.4% to $8.8 million for the six months ended June 30, 2012, compared to the same period in 2011. The decrease was due to a $406,000 or 4.9% decrease in interest income on loans, a $227,000 or 27.6% decrease in interest income on investment securities, a $103,000 or 33.6% decrease in interest income on mortgage backed securities, partially offset by a $34,000 or 37.8% increase in interest income earned on balances due from depository institutions. The decrease in interest income on loans was due to an $8.1 million or 2.8% decrease in the average balance of loans outstanding and a 13 basis point or 2.3% decrease in the average yield earned. The decrease in interest income on investment securities was due to a $17.1 million or 26.5% decrease in the average balance of investment securities and a 3 basis point or 1.2% decrease in the average yield earned. The decrease in interest income on mortgage backed securities was due to a $4.5 million or 30.3% decrease in the average balance of mortgage backed securities and a 21 basis point or 5.1% decrease in the average yield earned. The increase in interest income on balances due from depository institutions was due to a $39.1 million or 57.5% increase in the average balance of balances due from depository institutions, partially offset by a 3 basis point or 11.5% decrease in the average yield earned.

Interest Expense. Interest expense decreased $215,000 or 20.3% to $843,000 for the three months ended June 30, 2012, compared to the same period in 2011. This decrease was primarily due to a $212,000 or 20.1% decrease in interest expense on deposits and a $3,000 or 60.0% decrease in interest expense on borrowings. The decrease in interest expense on deposits was due to a 27 basis point or 23.1% decrease in the rates paid on deposits, partially offset by a $14.6 million or 4.0% increase in the average balance of deposits. The decrease in interest expense on borrowings was due to a 48 basis point or 64.0% decrease in the rates paid on borrowings, partially offset by a $351,000 or 13.2% increase in the average balance of borrowings.

Interest expense decreased $488,000 or 22.1% to $1.7 million for the six months ended June 30, 2012, compared to the same period in 2011. This decrease was primarily due to a $482,000 or 22.0% decrease in interest expense on deposits and a $6,000 or 60.0% decrease in interest expense on borrowings. The decrease in interest expense on deposits was due to a 29 basis point or 24.0% decrease in the rates paid on deposits, partially offset by a $8.8 million or 2.4% increase in the average balance of deposits. The decrease in interest expense on borrowings was due to a $1.6 million or 34.3% decrease in the average balance of borrowings and a 17 basis point or 39.5% decrease in the rates paid on borrowings.

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

	Three Months Ended June 30,
	2012			2011

	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$283,388	$3,870	5.46%	$292,941	$4,139	5.65%
Mortgage-backed securities (3)	9,913	97	3.91	14,200	146	4.11
Investment securities (3)	47,252	294	2.49	61,795	397	2.57
Due from depository institutions	109,720	63	0.23	69,543	44	0.25
Total interest-earning assets	450,273	4,324	3.84	438,479	4,726	4.31
Noninterest-earning assets	31,936			28,783
Total assets	$482,209			$467,262

Interest-bearing liabilities:
Deposits	$375,140	841	0.90	$360,570	1,053	1.17
Borrowings	3,003	2	0.27	2,652	5	0.75
Total interest-bearing liabilities	378,143	843	0.89	363,222	1,058	1.17
Noninterest-bearing
Liabilities	21,169			17,807
Total liabilities	399,312			381,029
Stockholders’ equity	82,897			86,233
Total liabilities and stockholders’ equity	$482,209			$467,262

Net interest-earning assets	$72,130			$75,257
Net interest income/interest rate spread		$3,481	2.95%		$3,668	3.14%
Net yield on interest-
Earning assets (2)			3.09%			3.35%

1.	Nonaccrual loans and loan fees have been included.
2.	Net interest income divided by interest-earning assets.
3.	The indicated yields are not reflected on a tax equivalent basis.

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

	Six Months Ended June 30,
	2012			2011

	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$284,055	$7,873	5.54%	$292,131	$8,279	5.67%
Mortgage-backed securities (3)	10,383	204	3.93	14,892	307	4.14
Investment securities (3)	47,437	595	2.51	64,561	822	2.54
Due from depository institutions	107,117	124	0.23	68,022	90	0.26
Total interest-earning assets	448,992	8,796	3.92	439,606	9,498	4.32
Noninterest-earning assets	30,456			28,676
Total assets	$479,448			$468,282

Interest-bearing liabilities:
Deposits	$372,298	1,712	0.92	$363,466	2,194	1.21
Borrowings	3,021	4	0.26	4,598	10	0.43
Total interest-bearing liabilities	375,319	1,716	0.91	368,064	2,204	1.20
Noninterest-bearing
Liabilities	21,172			17,300
Total liabilities	396,491			385,364
Stockholders’ equity	82,957			82,918
Total liabilities and stockholders’ equity	$479,448			$468,282

Net interest-earning assets	$73,673			$71,542
Net interest income/interest rate spread		$7,080	3.01%		$7,294	3.12%
Net yield on interest-
Earning assets (2)			3.15%			3.32%

1.	Nonaccrual loans and loan fees have been included.
2.	Net interest income divided by interest-earning assets.
3.	The indicated yields are not reflected on a tax equivalent basis.

Provision for Loan Losses. The provision for loan losses amounted to $525,000 for the three months ended June 30, 2012 as compared to $375,000 for the three months ended June 30, 2011. The provision for loan losses amounted to $750,000 for the six months ended June 30, 2011 as compared to $600,000 for the six months ended June 30, 2011. Such provisions were primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of nonperforming loans and the current economic environment.

Other Income. Other income was $1.2 million for the three months ended June 30, 2012 as compared to $171,000 for the same period in 2011. The increase was primarily the result of an $806,000 gain on the sale of premises and equipment from the sale of real property formerly held by the Company’s former mutual holding company. The increase in other income also included a $201,000 gain on the sale of OREO, $29,000 in rental income on OREO properties, and a $8,000 or 18.6% increase in other fee income for the three months ended June 30, 2012.

Other income was $1.4 million for the six months ended June 30, 2012 as compared to $320,000 for the same period in 2011. The increase was primarily the result of an $806,000 gain on the sale of premises and equipment from the sale of real property formerly held by the company’s former mutual holding company. The increase in other income also included a $201,000 gain on the sale of OREO, $29,000 in rental income on OREO properties for the six months ended June 30, 2012, and a $17,000 or 19.3% increase in other fee income for the six months ended June 30, 2012.

Other Expenses. Other expenses increased $223,000 or 8.4% to $2.9 million for the three months ended June 30, 2012 compared to the same period in 2011. The increase was primarily due to a $137,000 or 9.2% increase in salary and employee benefits, a $73,000 or 76.0% increase in advertising and marketing expense, and a $41,000 or 31.3% increase in professional fees. The increase in salary and benefit costs was primarily attributed to costs associated with the stock based compensation plans implemented during the third quarter of 2011. These increases were partially offset by a $43,000 or 30.3% decrease in FDIC insurance premiums.

Other expenses increased $475,000 or 8.9% to $5.8 million for the six months ended June 30, 2012 compared to the same period in 2011. The increase was primarily due to a $379,000 or 12.7% increase in salary and employee benefits, a $71,000 or 46.7% increase in advertising and marketing expense, and a $66,000 or 25.5% increase in professional fees. The increase in salary and benefit costs is primarily attributed to costs associated with the stock based compensation plans implemented during the third quarter of 2011. These increases were partially offset by a $96,000 or 32.9% decrease in FDIC insurance premiums.

Income Tax Expense. Income tax expense amounted to $343,000 and $161,000 for the three months ended June 30, 2012 and 2011, respectively, resulting in effective tax rates of 26.3% and 20.0%, respectively. Income tax expense amounted to $456,000 and $340,000 for the six months ended June 30, 2012 and 2011, respectively, resulting in effective tax rates of 23.7% and 20.5%, respectively. The increase in income tax expense was primarily due to a higher amount of income before income taxes.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations. Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition. Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors. Any excess funds are invested in overnight and other short-term interest-earning accounts. Cash flows are generated through the retail deposit market, its traditional funding source, for use in investing activities. In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement. At June 30, 2012, the Company had no outstanding advances and approximately $134.4 million of borrowing capacity from the FHLB of Pittsburgh. Further, the Company has access to the Federal Reserve Bank discount window. At June 30, 2012, no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company. At June 30, 2012, the total approved loan commitments outstanding amounted to $13.2 million. At the same date, commitments under unused lines of credit amounted to $25.4 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2012 totaled $146.8 million. Management believes that a significant portion of maturing deposits will remain with the Company. For the quarter ended June 30, 2012, there were no material changes in contractual obligations that were outside of the ordinary course of business. Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

Item 1A. Risk Factors

Not Applicable as the Company is a Smaller Reporting Company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (b) Not Applicable

(c)    The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 2012	—	$—	—	547,433
May 2012	—	—	—	547,433
June 2012	7,500	12.23	7,500	539,933
Totals	7,500	$12.23	7,500	539,933

(1) All shares were repurchased under the Company’s announced repurchase program. On January 14, 2012, the Company announced a program to repurchase up to 547,433 shares, or 10% of its outstanding common stock, commencing on January 18, 2012. The program will expire in twelve months, or on January 18, 2013, and all shares will be purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

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

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: August 6, 2012	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci, President and Chief Executive Officer

Date: August 6, 2012	By:	/s/ Peter J. Meier
Peter J. Meier, Executive Vice President and Chief Financial Officer

