Form 10-Q
period 2012-09-30
Alliance Bancorp, Inc. of Pennsylvania
filed 2012-11-13
CIK 1500711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The number of shares outstanding of Common Stock, par value $0.01 per share, of the Registrant as of November 8, 2012, was 5,388,134.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Part I – Item 1.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2012	2011

Assets
Cash and cash due from depository institutions	$1,258	$1,397
Interest bearing deposits with depository institutions	105,605	94,455
Total cash and cash equivalents	106,863	95,852
Investment securities available for sale	15,018	23,070
Mortgage-backed securities available for sale	8,377	11,303
Investment securities held to maturity (fair value - 2012, $27,769; 2011, $23,200)	26,465	22,175
Loans receivable - net of allowance for loan losses - 2012, $4,453; 2011, $4,000	276,293	285,297
Accrued interest receivable	1,585	1,666
Premises and equipment – net	2,762	4,461
Other real estate owned (OREO)	5,094	2,587
Federal Home Loan Bank (FHLB) stock-at cost	1,540	1,887
Bank owned life insurance	12,078	11,842
Deferred tax asset – net	5,449	5,843
Prepaid FDIC premium assessment	857	1,134
Other prepaid expenses and other assets	2,349	2,370

Total Assets	$464,730	$469,487

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$14,868	$11,859
Interest bearing deposits	358,579	364,189
Total deposits	373,447	376,048

Borrowings	3,120	3,878
Accrued expenses and other liabilities	6,573	6,566
Total Liabilities	383,140	386,492

Stockholders’ Equity
Common stock, $.01 par value; shares authorized – 50,000,000; shares issued - 5,474,437; shares outstanding - 2012, 5,339,334; 2011, 5,474,437	55	55
Additional paid-in capital	56,850	56,396
Retained earnings	32,105	30,819
Common stock acquired by benefit plans	(4,266)	(2,927)
Accumulated other comprehensive loss	(1,466)	(1,348)
Treasury stock, at cost: 2012, 135,103 shares; 2011, -0- shares	(1,688)	—
Total Stockholders’ Equity	81,590	82,995

Total Liabilities and Stockholders’ Equity	$464,730	$469,487

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollar amounts in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Interest and Fee Income
Loans, including fees	$3,934	$4,162	$11,806	$12,440
Mortgage-backed securities	86	132	291	440
Investment securities:
Taxable	53	102	194	390
Tax – exempt	268	265	722	799
Dividends	—	—	1	—
Balances due from depository institutions	63	45	187	135
Total interest and fee income	4,404	4,706	13,201	14,204

Interest Expense
Deposits	773	1,001	2,486	3,195
FHLB advances and borrowings	1	4	6	14
Total interest expense	774	1,005	2,492	3,209

Net Interest Income	3,630	3,701	10,709	10,995
Provision for Loan Losses	225	2,425	975	3,025
Net Interest Income After Provision for Loan Losses	3,405	1,276	9,734	7,970

Other Income
Service charges on deposit accounts	65	66	188	190
Other fee income	49	52	154	139
Gain on sale of premises and equipment	—	—	806	—
Gain (loss) on sale of securities, net	—	13	—	(44)
Gain on sale of OREO, net	125	—	326	4
Rental income from OREO	—	—	29	—
Increase in cash surrender value of bank owned life insurance	76	82	236	244
Other	—	—	1	—
Total other income	315	213	1,740	533

Other Expenses
Salaries and employee benefits	1,697	1,628	5,062	4,614
Occupancy and equipment	444	452	1,367	1,373
FDIC deposit insurance premiums	104	75	299	366
Advertising and marketing	124	100	348	252
Professional fees	147	160	472	420
Loan and OREO expense	54	39	189	107
Directors’ fees	61	55	178	180
Other	287	330	834	882
Total other expenses	2,918	2,839	8,749	8,194

Income (Loss) Before Income Tax Expense	802	(1,350)	2,725	309

Income Tax Expense (Benefit)	162	(572)	618	(232)

Net Income (Loss)	$640	$(778)	$2,107	$541

Basic Earnings (Loss) per Share	$0.12	$(0.15)	$0.40	$0.10
Dilutive Earnings (Loss) per Share	$0.12	$(0.15)	$0.40	$0.10

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net Income (Loss)	$640	$(778)	$2,107	$541

Other Comprehensive (Loss) Income
Unrealized (loss) gain on available for sale securities net of tax (benefit) expense 2012, $(21) and $(61); 2011, $20 and $43	(41)	41	(118)	83
Plus reclassification adjustment for realized gain (loss) on sale of securities included in net income net of tax (benefit) expense 2012, $-0- and $-0-; 2011, $4 and $(15)	—	(9)	—	29

Total Other Comprehensive (Loss) Income	(41)	32	(118)	112

Comprehensive Income (Loss)	$599	$(746)	$1,989	$653

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Common Stock Acquired by Benefit Plans	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance, January 1, 2011	$72	$23,999	$(4,742)	$30,601	$(482)	$(457)	$48,991
ESOP shares committed to be released					115		115
Common stock acquired by ESOP					(1,611)		(1,611)
Net income				541			541
Dividends declared ($0.12 per share)				(657)			(657)
Dissolution of mutual holding company		6,848					6,848
Proceeds from issuance of common stock, net of offering costs of $2,603	55	29,927					29,982
Stock-based compensation (stock options)		39					39
Stock-based compensation (restricted stock)		110					110
Common stock acquired by 2011 Trust (47,300 shares)					(500)		(500)
Cancelation of common stock and treasury stock	(72)	(4,670)	4,742
Other comprehensive income-net of tax expense of $58						112	112

Balance, September 30, 2011	$55	$56,253	$—	$30,485	$(2,478)	$(345)	$83,970

Balance, January 1, 2012	$55	$56,396	$—	$30,819	$(2,927)	$(1,348)	$82,995
ESOP shares committed to be released					116		116
Net income				2,107			2,107
Dividends declared ($0.15 per share)				(821)			(821)
Stock-based compensation (stock options)		121					121
Stock-based compensation (restricted stock)		333					333
Common stock acquired by 2011 trust (124,477 shares)					(1,455)		(1,455)
Acquisition of Treasury Stock (135,103 shares)			(1,688)				(1,688)
Other comprehensive loss-net of tax benefit of $61						(118)	(118)

Balance, September 30, 2012	$55	$56,850	$(1,688)	$32,105	$(4,266)	$(1,466)	$81,590

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	For the Nine Months
	Ended September 30,
	2012	2011
Cash Flow From Operating Activities
Net income	$2,107	$541
Adjustments to reconcile net income to cash Provided by (used in) operating activities:
Provision for:
Loan losses	975	3,025
Depreciation and amortization	384	400
Loss on sale of securities	—	44
Stock-based compensation expense	570	264
Gain on sale of premises and equipment	(806)	—
Deferred tax expense	454	246
Loss on the sale of OREO	(326)	(4)
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	7	(8,483)
Prepaid expenses and other assets	298	(284)
Increase in cash surrender value of bank owned life insurance	(236)	(244)
Accrued interest receivable	81	51
Net cash provided by (used in) in operating activities	3,508	(4,444)

Cash Flow From Investing Activities
Purchase of investment securities-available for sale	(14,000)	(32,230)
Purchase of investment securities-held to maturity	(6,425)	(4,015)
Loans originated and acquired	(49,043)	(31,708)
Proceeds from maturities and calls of investment securities	24,132	51,162
Proceeds from the sale of securities available for sale	—	958
Redemption of FHLB stock	347	331
Principal repayments of:
Loans	52,629	27,233
Mortgage-backed securities	2,803	3,727
Purchase of premises and equipment	(732)	(379)
Proceeds from the sale of premises and equipment	2,853	—
Improvements to OREO	(486)	—
Proceeds from the sale of OREO	2,748	2,822
Net cash provided by investing activities	14,826	17,901

Cash Flow From Financing Activities
Dividends paid	(821)	(657)
Decrease in deposits	(2,601)	(16,260)
Purchase of treasury stock	(1,688)	—
Cash from mutual holding company reorganization	—	3,805
Proceeds from stock issuance, net	—	29,982
Acquisition of stock by benefit plans	(1,455)	(2,111)
Decrease in borrowings	(758)	(4,663)
Net cash (used in) provided by financing activities	(7,323)	10,096

Increase in Cash and Cash Equivalents	11,011	23,553
Cash and Cash Equivalents, Beginning of Year	95,852	61,891
Cash and Cash Equivalents, End of Year	$106,863	$85,444

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$2,498	$3,209
Income taxes	$—	$770

Supplemental Schedule of Noncash Financing and Investing Activities:
Other real estate acquired in settlement of loans	$4,442	$2,042
Premises and equipment acquired from mutual holding company reorganization	$—	$2,057
Investments acquired from mutual holding company reorganization	$—	$310
Prepaid expenses and other assets acquired from mutual holding company Reorganization	$—	$676

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

The Bank is subject to regulation by the Pennsylvania Department of Banking and Securities (the "Department"), as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures the Bank's deposits up to applicable limits. The Company is supervised by the Board of Governors of the Federal Reserve System (“FRB”).

Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (US GAAP). The consolidated statement of financial condition at December 31, 2011, has been derived from audited consolidated financial statements but does not include all information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results which may be expected for the year ending December 31, 2012 or any other period. All significant intercompany accounts and transactions have been eliminated. For comparative purposes, prior periods’ consolidated financial statements have been reclassified when necessary to conform to report classifications of the current year. The reclassifications had no effect on net income. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Subsequent Events. The Company has evaluated events and transactions occurring subsequent to September 30, 2012, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

(2) Recent Accounting Pronouncements

ASU No. 2011-11, "Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities," amends Balance Sheet (Topic 210), to require an entity to disclose both gross and net information about both financial instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The financial instruments and transactions would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and lending arrangements. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

ASU No. 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income." ASU 2011-05 amends Topic 220, "Comprehensive Income," to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments. An entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 "Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," as further discussed below. ASU 2011-05 was adopted early by the Company and applied to the financial statements for the period ended December 31, 2011. The Company’s financial statements include a single continuous statement of comprehensive income that includes the components of net income and the components of other comprehensive income.

ASU No. 2011-12 "Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05." ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to further deliberate whether to require presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12.

(3) Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. The maximum exposure related to these commitments at September 30, 2012 was $976,000 which was secured by real estate, cash, and marketable securities.

(4) Segment Information

The Company has no reportable segments. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk.

(5) Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. At September 30, 2012 and 2011, there were 290,250 and 227,750 antidilutive CSEs, respectively.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net Income (Loss)	$640,000	$(778,000)	$2,107,000	$541,000

Weighted average shares outstanding	5,431,911	5,474,437	5,460,104	5,474,454
Adjusted average unearned ESOP shares	(166,956)	(152,072)	(170,792)	(134,122)
Weighted average shares outstanding – basic	5,264,955	5,322,365	5,289,312	5,340,332
Effect of dilutive common stock equivalents	31,741	—	35,784	55,672
Adjusted weighted average shares outstanding-dilutive	5,296,696	5,322,365	5,325,096	5,396,004

Basic earnings (loss) per share	$0.12	$(0.15)	$0.40	$0.10
Dilutive earnings (loss) per share	$0.12	$(0.15)	$0.40	$0.10

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

As the debt is repaid, shares are released from collateral and allocated to qualified employees. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The compensation expense for the ESOP for the three months ended September 30, 2012 and September 30, 2011 was $38,000 and $38,000, respectively. The compensation expense for the ESOP for the nine months ended September 30, 2012 and September 30, 2011 was $116,000 and $115,000, respectively.

The following table presents the components of the ESOP shares inclusive of shares purchased prior to 2007:

	September 30, 2012	September 30, 2011
Shares released for allocation	225,446	212,018
Unearned shares	95,921	10,449
Total ESOP shares	321,367	222,467

(7) Retirement Plans

The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements. The net pension costs included the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net Periodic Benefit Cost
Service Cost	$73,153	$68,026	$219,459	$204,078
Interest Cost	59,083	68,807	177,249	206,241
Expected Return on Plan Assets	(100,313)	(93,623)	(300,939)	(280,869)
Amortization of Prior Service Cost	3,171	3,171	9,513	9,513
Amortization of Loss	33,594	12,449	100,782	37,347
Net Periodic Benefit Cost	$68,688	$58,830	$206,064	$176,310

The expected and actual 2012 pension contribution was $350,000 and $650,000, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net Periodic Benefit Cost
Service Cost	$12,060	$9,865	$36,180	$29,595
Interest Cost	43,214	58,852	129,642	176,556
Amortization of Loss (Gain)	4,726	(5,717)	14,178	(17,151)
Net Periodic Benefit Cost	$60,000	$63,000	$180,000	$189,000

(8) Fair Value Accounting

FASB ASC Topic 820, Fair Value Measurement, establishes a fair value hierarchy that prioritizes the inputs to validation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of fair value hierarchy under FASB ASC Topic 820 are as follows:

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

Impaired Loans (Generally Carried at Fair Value). Impaired loans are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. Appraised values may be discounted from a range of 7% to 43% and had a weighted average discount of 18% at September 30, 2012 based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal. Because of the high degree of judgment required in estimating the fair value of collateral underlying impaired loans and because of the relationship between fair value and general economic conditions we consider fair values of impaired loans to be highly sensitive to market conditions. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances, net of any valuation allowance. At September 30, 2012 and December 31, 2011, the fair value consists of loan balances of $10.2 million and $7.2 million, respectively, net of valuation allowances of $1.2 million and $667,000, respectively; and loan balances of $5.8 million and $9.6 million, respectively, net of partial charge-offs $2.6 million and $3.7 million, respectively.

Other Real Estate Owned. OREO assets are originally recorded at fair value upon transfer of the loans to OREO. Subsequently, OREO assets are carried at the lower of carrying value or fair value. The fair value of OREO is based on independent appraisals less selling costs. Appraised values may be discounted from a range of 2% to 20% and had a weighted average discount of 6% at September 30, 2012 based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal. Because of the high degree of judgment required in estimating the fair value of OREO and because of the relationship between fair value and general economic conditions we consider fair values of OREO to be highly sensitive to market conditions. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At September 30, 2012 and December 31, 2011, the fair value consists of OREO balances of $1.0 million and $1.0 million, respectively, net of valuation allowances of $11,000, and $11,000, respectively.

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

The following table summarizes assets measured at fair value on a recurring basis as of September 30, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Investment Security Obligations of FHLB	$5,010	$—	$5,010	$—
Investment Security Obligations of Freddie Mac	2,003	—	2,003	—
Investment Security Obligations of Fannie Mae	8,005	—	8,005	—
Mortgage Backed Obligations of GNMA	1,428	—	1,428	—
Mortgage Backed Obligations of FHLMC	2,543	—	2,543	—
Mortgage Backed Obligations of FNMA	4,406	—	4,406	—
Total	$23,395	$—	$23,395	$—

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 are as follows (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$12,189	$—	$—	$12,189
Other real estate owned	989	—	—	989
Total	$13,178	$—	$—	$13,178

There were no transfers between levels for the three or nine month periods ended September 30, 2012. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 are as follows (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$12,358	$—	$—	$12,358
Other real estate owned	989	—	—	989
Total	$13,347	$—	$—	$13,347

The carrying amount and estimated fair values of the Company’s assets and liabilities were as follows as of the dates indicated.

	At September 30, 2012
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$1,258	$1,258	$—	$—
Interest bearing deposits at banks	105,605	105,605	—	—
Investment securities	41,483	—	42,787	—
Mortgage-backed securities	8,377	—	8,377	—
Loans receivable	276,293	—	—	272,966
FHLB stock	1,540	—	1,540	—
Accrued interest receivable	1,585	—	1,585	—

Liabilities:
NOW and MMDA deposits (1)	$95,355	$95,355	$—	$—
Other savings deposits	49,133	49,133	—	—
Certificate accounts	228,959	—	—	230,630
Borrowings	3,120	3,120	—	—
Accrued interest payable	8	—	8	—
Off balance sheet instruments	—	—	—	—

(1) Includes non-interest bearing accounts, totaling $14,868.

	At December 31, 2011
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$1,397	$1,397	$—	$—
Interest bearing deposits at banks	95,455	94,455	—	—
Investment securities	45,245	—	46,270	—
Mortgage-backed securities	11,303	—	11,303	—
Loans receivable	285,297	—	—	283,708
FHLB stock	1,887	—	1,887	—
Accrued interest receivable	1,666	—	1,666	—

Liabilities:
NOW and MMDA deposits (1)	$95,685	$95,685	$—	$—
Other savings deposits	47,157	47,157	—	—
Certificate accounts	233,206	—	—	235,255
Borrowings	3,878	3,878	—	—
Accrued interest payable	14	—	14	—
Off balance sheet instruments	—	—	—	—

(1) Includes non-interest bearing accounts, totaling $11,859.

(9) Investment and Mortgage Backed Securities

The Bank classifies and accounts for debt and equity securities as follows:

•	Securities Held to Maturity - Securities held to maturity are stated at cost, adjusted for unamortized purchase premiums and discounts, based on the positive intent and the ability to hold these securities to maturity considering all reasonably foreseeable conditions and events.

•	Securities Available for Sale - Securities available for sale, carried at fair value, are those securities management might sell in response to changes in market interest rates, increases in loan demand, changes in liquidity needs and other conditions. Unrealized gains and losses, net of tax, are reported as a net amount in other comprehensive income (loss) until realized.

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

	At September 30, 2012
	Less than 12 Months			12 Months or Longer	Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$2,997	$2	$—	$—	$2,997	$2
Mortgage-backed securities	—	—	—	—	—	—
Total securities available for sale	$2,997	$2	$—	$—	$2,997	$2

Securities Held to Maturity
Municipal obligations	$986	$1	$—	$—	$986	$1

	At December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$2,995	$5	$—	$—	$2,995	$5
Mortgage-backed securities	119	2	—	—	119	2

Total securities available for sale	$3,114	$7	$—	$—	$3,114	$7

Securities Held to Maturity
Municipal obligations	$—	$—	$—	$—	$—	$—

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

As of September 30, 2012, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with the issuers of these securities.

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. As of September 30, 2012, there were two U.S. government obligations in an unrealized loss position, no mortgage-backed securities were in an unrealized loss position, and three municipal obligations were in an unrealized loss position for less than twelve months and none in an unrealized loss position for more than twelve months. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell these securities before recovery. Management does not believe any individual unrealized loss as of September 30, 2012 represents an other-than-temporary impairment.

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

Dollars in Thousands

	September 30, 2012
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 5 years through 10 years	$5,000	$10	—	$5,010

Total	$5,000	$10	$—	$5,010

	September 30, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 5 year through 10 years	$2,000	$3	—	$2,003

Total	$2,000	$3	$—	$2,003

	September 30, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 5 year through 10 years	$5,997	$10	$—	$6,007
Due after 10 years	2,000	—	(2)	1,998

Total	$7,997	$10	$(2)	$8,005

	September 30, 2012
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due in 1 year or less	$191	$—	$—	$191
Due after 1 years through 5 years	2,995	66	—	3,061
Due after 5 years through 10 years	4,894	115	(1)	5,008
Due after 10 years	18,385	1,124	—	19,509

Total	$26,465	$1,305	$(1)	$27,769

	December 31, 2011
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 year through 5 years	$5,997	$36	$—	$6,033
Due after 5 years through 10 years	2,000	1	—	2,001

Total	$7,997	$37	$—	$8,034

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 1 year through 5 years	$2,000	$—	$(3)	$1,997
Due after 10 years	5,000	30	—	5,030

Total	$7,000	$30	$(3)	$7,027

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$3,000	$2	$(2)	$3,000
Due after 5 years through 10 years	4,997	12	—	5,009

Total	$7,997	$14	$(2)	$8,009

	December 31, 2011
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due after 1 year through 5 years	$1,000	$75	$—	$1,075
Due after 5 years through 10 years	1,766	61	—	1,827
Due after 10 years	19,409	889	$—	20,298

Total	$22,175	$1,025	$—	$23,200

Included in obligations of U.S. Government agencies at September 30, 2012 and December 31, 2011, were $12.0 million and $23.1 million, respectively, of structured notes. These structured notes were comprised of step-up bonds that provide the U.S. Government agency with the right, but not the obligation, to call the bonds on certain dates. In September of 2011, the Company identified a held-to-maturity security whose issuer had shown evidence of a significant deterioration of its credit worthiness, a permissible change per FASB ASC Topic 320-10, and sold the security which had an amortized cost of $688,000. As a result of the sale the Company recorded a gain on the sale of the investment of $13,000. In addition, during nine months ended September 30, 2011 the Company recorded a $57,000 loss on the sale of $268,000 of equity securities, which previously were owned by the mutual holding company. There were no sales of investment securities in 2012.

Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

Dollars in Thousands

	September 30, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$1,325	$103	$—	$1,428
FHLMC pass-through certificates	2,348	195	—	2,543
FNMA pass-through certificates	4,125	281	—	4,406

Total	$7,798	$579	$—	$8,377

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$1,449	$96	—	$1,545
FHLMC pass-through certificates	3,528	272	—	3,800
FNMA pass-through certificates	5,623	337	$(2)	5,958

Total	$10,600	$705	$(2)	$11,303

At September 30, 2012 and December 31, 2011, the Company had $3.7 million and $2.2 million, respectively, in mortgage-backed securities pledged as collateral for the treasury, tax and loan account and certain deposits. There were no sales of mortgage-backed securities in 2012 or 2011.

(10) Loans Receivable - Net

Loans receivable consist of the following:

Dollars in Thousands	At September 30,	At December 31,
	2012	2011
Real estate loans:
Single-family	$120,466	$118,059
Multi-family	12,900	10,757
Commercial	116,978	130,191
Land and construction	16,551	14,595
Commercial business	9,207	9,481
Consumer	5,477	6,616
Total loans receivable	281,579	289,699
Less:
Deferred fees	833	402
Allowance for loan losses	4,453	4,000
Loans receivable - net	$276,293	$285,297

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2012:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$1,045	$847	$1,549	$3,441	$117,025	$120,466	$1,057
Multi-family	34	—	—	34	12,866	12,900	—
Commercial	5,098	144	1,314	6,556	110,422	116,978	—
Land and construction	—	—	3,161	3,161	13,390	16,551	—
Commercial business	—	—	—	—	9,207	9,207	—
Consumer	152	125	333	610	4,867	5,477	333
Total	$6,329	$1,116	$6,357	$13,802	$267,777	$281,579	$1,390

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2011:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$1,509	$252	$3,073	$4,834	$113,225	$118,059	$2,018
Multi-family	—	—	—	—	10,757	10,757	—
Commercial	3,420	56	3,016	6,492	123,699	130,191	—
Land and construction	—	—	7,707	7,707	6,888	14,595	—
Commercial business	—	—	81	81	9,400	9,481	—
Consumer	207	119	561	887	5,729	6,615	561
Total	$5,136	$427	$14,438	$20,001	$269,698	$289,699	$2,579

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
(Dollars in thousands)

Real estate:
Single-family	$663	$1,055
Multi-family	—	—
Commercial	1,993	3,016
Land and construction	3,161	7,707
Commercial business	—	81
Consumer	—	—
Total non-accruing loans	$5,817	$11,859

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

The following table presents the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three and nine months ended September 30, 2012 (in thousands):

	Single Family Real Estate	Multi Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Commercial Business	Total
Allowance for loan losses for the three months ended September 30, 2012:
Beginning balance	$720	$650	$2,240	$432	$22	$235	$4,299
Charge-offs	(23)	—	(59)	—	(2)	—	(84)
Recoveries	—	—	12	—	1	—	13
Provisions	10	(78)	303	(8)	(1)	(1)	225
Ending balance	$707	$572	$2,496	$424	$20	$234	$4,453
Allowance for loan losses for the nine months ended September 30, 2012:
Beginning balance	$693	$234	$2,289	$525	$20	$239	$4,000
Charge-offs	(42)	—	(59)	(439)	(7)	—	(547)
Recoveries	9	—	12	2	2	—	25
Provisions	47	338	254	336	5	(5)	975
Ending balance	$707	$572	$2,496	$424	$20	$234	$4,453
Ending balance:
individually evaluated for impairment	$—	$482	$689	$—	$—	$—	$1,171
Ending balance:
collectively evaluated for impairment	$707	$90	$1,807	$424	$20	$234	$3,282

Loans receivable:
Ending balance	$120,466	$12,900	$116,978	$16,551	$9,207	$5,477	$281,579
Ending balance:
individually evaluated for impairment	$—	$3,569	$7,965	$3,161	$—	$—	$14,695
Ending balance:
collectively evaluated for impairment	$120,466	$9,331	$109,013	$13,390	$9,207	$5,477	$266,884

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of September 30, 2012:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)

Real estate:
Single-family	$118,746	$—	$1,720	$—	$120,466
Multi-family	9,331	—	3,569	—	12,900
Commercial	108,435	2,811	5,732	—	116,978
Land and construction	13,390	—	3,161	—	16,551
Commercial business	9,182	25	—	—	9,207
Consumer	5,477	—	—	—	5,477
Total	$264,561	$2,836	$14,182	$—	$281,579

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

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the three months ended September 30, 2012:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$1,335	$1,335	$—	$1,335	$47
Land and construction	$3,161	$6,188	$—	$3,161	$—
Commercial business	$—	$—	$—	$—	$—

With an allowance recorded:
Real estate:
Multi-family	$3,569	$3,569	$482	$3,569	$23
Commercial	$6,630	$6,630	$689	$6,630	$75
Land and construction	$—	$—	$—	$—	$—
Commercial business	$—	$—	$—	$—	$—

Total:
Real estate:
Multi-family	$3,569	$3,569	$482	$3,569	$23
Commercial	$7,965	$7,965	$689	$7,965	$122
Land and construction	$3,161	$6,188	$—	$3,161	$—
Commercial business	$—	$—	$—	$—	$—

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the nine months ended September 30, 2012:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$1,335	$1,335	$—	$1,335	$56
Land and construction	$3,161	$6,188	$—	$3,161	$—
Commercial business	$—	$—	$—	$—	$—

With an allowance recorded:
Real estate:
Multi-family	$3,569	$3,569	$482	$3,569	$82
Commercial	$6,630	$6,630	$689	$6,161	$236
Land and construction	$—	$—	$—	$—	$—
Commercial business	$—	$—	$—	$—	$—

Total:
Real estate:
Multi-family	$3,569	$3,569	$482	$3,569	$82
Commercial	$7,965	$7,965	$689	$7,496	$292
Land and construction	$3,161	$6,188	$—	$3,161	$—
Commercial business	$—	$—	$—	$—	$—

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

The following table summarizes information in regards to troubled debt restructurings for the three months ended September 30, 2012:

(Dollars in Thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Real estate:
Single-family	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Land and construction	—	—	—
Commercial business	—	—	—
Consumer	—	—	—

There were no troubled debt restructurings with a payment default, with the payment default occurring within 12 months of restructure, and payment default occurring during the three months ended September 30, 2012.

The following table summarizes information in regards to troubled debt restructurings for the nine months ended September 30, 2012:

(Dollars in Thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Real estate:
Single-family	—	—	—
Multi-family	—	—	—
Commercial	7	$3,445	$3,445
Land and construction	—	—	—
Commercial business	—	—	—
Consumer	—	—	—

There were no troubled debt restructurings with a payment default, with the payment default occurring within 12 months of restructure, and payment default occurring during the nine months ended September 30, 2012.

At September 30, 2012, the Company had two multi-family loans with a carrying value of $3.6 million, ten commercial real estate loans with a carrying value of $4.5 million, and one land and construction loan with a carrying value of $3.2 million classified as troubled debt restructurings. The two multi-family loans are to one borrower, were classified as substandard in the Company’s allowance for loan losses, and have a $482,000 allowance against them. The ten commercial real estate loans are to three borrowers and have a $411,270 allowance against them. Eight of the ten commercial real estate loans are to two borrowers and are classified as special mention in the Company’s allowance for loan losses. Two of the ten commercial real estate loans and are classified as substandard in the Company’s allowance for loan losses. The land and construction loan was classified as substandard in the Company’s allowance for loan losses and had been written down by $2.6 million in charge-offs during the year ended December 31, 2011 and has no allowance against a $3.2 million carrying value at September 30, 2012. The property securing this loan is under a sales agreement and management anticipates closing by year end 2012 and expects no further loss. All of the troubled debt restructurings consisted of changes in interest rates and no principal was forgiven.

The following table summarizes information in regards to troubled debt restructurings at December 31, 2011:

(Dollars in Thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Real estate:
Single-family	—	—	—
Multi-family	2	$2,834	$2,834
Commercial	3	$1,280	$1,280
Land and construction	2	$9,702	$5,561
Commercial business	—	—	—
Consumer	—	—	—

	Number of Contracts	Recorded Investment
That Subsequently Defaulted	1
Real estate:
Single-family	—	—
Multi-family	—	—
Commercial	—	—
Land and construction	2	$5,861
Commercial business	—	—
Consumer	—	—

At December 31, 2011, the Company had two multi-family, three commercial real estate, and two land and construction loans classified as troubled debt restructurings. The two multi-family loans are to one borrower, were classified as substandard in the Company’s allowance for loan losses, and have a $157,000 allowance against them. The three commercial real estate loans are to one borrower, are classified as special mention in the Company’s allowance for loan losses, and had no reserve against them. The two land and construction loans are to two borrowers, were classified as substandard in the Company’s allowance for loan losses and had been written down by $3.7 million in charge-offs as of December 31, 2011, and had no allowance against them. All of the troubled debt restructurings consisted of changes in interest rates and no principal was forgiven. The two multi-family and the two land and construction loans were classified as troubled debt restructurings at December 31, 2010, while the three commercial real estate loans were classified as troubled debt restructurings during the year ended December 31, 2011.

(12) Stock-Based Compensation

Recognition and Retention Plan and Trust

In July of 2011, the shareholders of the Company approved the adoption of the 2011 Recognition and Retention Plan and Trust (the “2011 RRP”). Pursuant to the terms of the 2011 RRP, awards of up to 218,977 shares of restricted common stock may be granted to employees and directors. In order to fund the 2011 RRP, the 2011 RRP acquired 218,977 shares of the Company’s common stock in the open market for approximately $2.4 million at an average price of $11.14 per share. During 2012 and 2011 the Company made sufficient contributions to the 2011 RRP to fund the purchase of these shares. Pursuant to the terms of the 2011 RRP, no additional shares will need to be acquired. On July 20, 2011, a total of 208,200 2011 RRP awards were granted. On July 20, 2012, a total of 3,000 2011 RRP awards were granted. The 2011 RRP shares generally vest at the rate of 20% per year over five years.

A summary of the status of the shares under the 2011 RRP as of September 30, 2012 and changes during the three months ended September 30, 2012 are presented below:

	Three Months Ended September 30, 2012
		Weighted
	Number of	average grant
	shares	date fair value

Restricted at the beginning of period	208,200	$11.05
Granted	3,000	$12.47
Vested	41,640	$11.05
Forfeited	—	—
Restricted at the end of period	169,560	$11.08

A summary of the status of the shares under the 2011 RRP as of September 30, 2012 and changes during the nine months ended September 30, 2012 are presented below:

	Nine Months Ended September 30, 2012
		Weighted
	Number of	average grant
	shares	date fair value

Restricted at the beginning of period	208,200	$11.05
Granted	3,000	$12.47
Vested	41,640	$11.05
Forfeited	—	—
Restricted at the end of period	169,560	$11.08

Compensation expense on 2011 RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three months ended September 30, 2012, approximately 10,560 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $112,000 in compensation expense. During the nine months ended
September 30, 2012, approximately 31,380 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $333,000 in compensation expense. As of September 30, 2012, approximately $1.7 million in additional compensation expense is scheduled to be recognized over the remaining vesting period of 4.8 years. Under the terms of the 2011 RRP, any unvested 2011 RRP awards will become fully vested upon a change in control resulting in the full recognition of any unrecognized expense.

Stock Options

In July 2011, the shareholders of the Company also approved the adoption of the 2011 Stock Option Plan (the “2011 Option Plan”). Pursuant to the 2011 Option Plan, options to acquire 325,842 shares of common stock may be granted to employees and directors. Under the 2011 Option Plan, options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. On July 20, 2011, options to purchase 277,750 shares of common stock were awarded. On July 20, 2012, options to purchase 9,500 shares of common stock were awarded. As of September 30, 2012, a total of 38,592 shares of common stock have been reserved for future grant pursuant to the 2011 Option Plan.

A summary of the status of the Company’s stock options under the 2011 Option Plan as of September 30, 2012, and changes during the three and nine months ended September 30, 2012, is presented below:

	Three Months Ended September 30, 2012
		Weighted
	Number of	average
	shares	exercise price

Options outstanding at the beginning of period	277,750	$11.05
Granted	9,500	$12.47
Exercised	—	—
Forfeited	—	—
Options outstanding at the end of period	287,250	$11.10
Exercisable at end of the period	55,500	$11.05

	Nine Months Ended September 30, 2012
		Weighted
	Number of	average
	shares	exercise price

Options outstanding at the beginning of period	277,750	$11.05
Granted	9,500	$12.47
Exercised	—	—
Forfeited	—	—
Options outstanding at the end of period	287,250	$11.10
Exercisable at end of the period	55,500	$11.05

The fair value of each option grant is estimated using the Black-Scholes pricing model with the following weighted average assumptions for the options granted in 2011: dividend yield of 2.0%, risk-free interest rate of 1.58%, expected life of 7.0 years, and volatility of 30.34%. The calculated fair value of options granted in 2011 was $2.99. The fair value of each option grant is estimated using the Black-Scholes pricing model with the following weighted average assumptions for the options granted in 2012: dividend yield of 2.0%, risk-free interest rate of 0.71%, expected life of 7.0 years, and volatility of 28.87%. The calculated fair value of options granted in 2012 was $3.08. The weighted average contractual term of the option was 8.8 years at September 30, 2012. Options exercisable at September 30, 2012 were 55,500.

During the three months ended September 30, 2012, approximately $41,000 was recognized in compensation expense for the 2011 Option Plan. During the nine months ended September 30, 2012, approximately $121,000 was recognized in compensation expense for the 2011 Option Plan. At September 30, 2012, approximately $634,000 in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 4.8 years.

(13) Contingent Obligations

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued unconditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $976,000 at September 30, 2012 and $508,000 at December 31, 2011 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

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

Income Taxes. Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. As of September 30, 2012, the Company had approximately $1.1 million, $864,000, and $575,000 of capital loss carryforwards, expiring in 2013, 2014, and 2015, respectively, which resulted in a deferred tax asset of $859,000. The Company expects to fully realize the benefit of such carryforwards through tax planning and sales/leaseback of capital assets. In June 2012, the Company sold and settled a capital asset that resulted in an $806,000 gain which can be utilized to reduce its capital loss carryfowards. As of September 30, 2012, the Company had $1.3 million of federal net operating loss (“NOLs”) carryforwards, expiring from 2027 through 2031, which resulted in a deferred tax asset of $443,000. The net operating losses were incurred at Alliance Mutual Holding Company (“MHC”). In connection with the second step conversion in January 2011, the MHC was dissolved, and the NOLs that existed at the MHC were transferred to the Company. The NOLs that were transferred cannot be carried back; however, the Company expects to fully realize the benefit of such carryforwards based on future periods’ forecasted earnings.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total assets decreased $4.8 million or 1.0% to $464.7 million at September 30, 2012 compared to $469.5 million at December 31, 2011. This decrease was primarily due to a $8.1 million or 34.9% decrease in investment securities available for sale, a $2.9 million or 25.9% decrease in mortgage-backed securities available for sale, a $9.0 million or 3.2% decrease in loans receivable, and a $1.7 million or 38.1% decrease in premises and equipment. These decreases were partially offset by an $11.0 million or 11.5% increase in total cash and cash equivalents, a $4.3 million or 19.3% increase in investment securities held to maturity, and a $2.5 million or 96.9% increase in Other Real Estate Owned (“OREO”).

Total liabilities decreased $3.4 million or 0.9% to $383.1 million at September 30, 2012 compared to $386.5 million at December 31, 2011. This decrease was primarily due to a $5.6 million or 1.5% decrease in interest bearing deposits and a $758,000 or 19.5% decrease in borrowings. These decreases were partially offset by a $3.0 million or 25.4% increase in non-interest bearing deposits.

Stockholders’ equity decreased $1.4 million to $81.6 million as of September 30, 2012 compared to $83.0 million at December 31, 2011. The decrease was primarily due to $1.3 million of common stock acquired by benefit plans combined with $1.7 million used to acquire treasury stock under the Company’s stock repurchase program. The decrease was partially offset by net income of $2.1 million for the nine months ended September 30, 2012.

Nonperforming assets decreased $4.7 million to $12.3 million or 2.65% of total assets at September 30, 2012 as compared to $17.0 million or 3.63% of total assets at December 31, 2011. The nonperforming assets at September 30, 2012 included $7.2 million in nonperforming loans and $5.1 million in other real estate owned. The decrease in nonperforming assets was primarily due to a $7.2 million decrease in nonperforming loans offset by a $2.5 million increase in other real estate owned as of September 30, 2012. These changes were primarily due to the transfer of $4.4 million of former nonperforming real estate loans to other real estate owned during the nine months ended September 30, 2012. As of September 30, 2012, nonperforming loans included $1.7 million in single-family residential real estate loans, $2.0 million in commercial real estate loans, a $3.2 million real estate construction loan and $333,000 in student loans, which are fully guaranteed by the U.S. Government.

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

Comparison of Results of Operations for the Three and Nine Months ended September 30, 2012 and September 30, 2011

General. Net income amounted to $640,000 or $0.12 per share for the three months ended September 30, 2012 as compared to a net loss of $778,000 or $0.15 per share for the same period in 2011. The increase in net income was primarily due to a $2.2 million or 90.7% decrease in the provision for loan losses and a $102,000 or 47.9% increase in other income. The increase in net income was partially offset by a $71,000 or 1.9% decrease net interest income and a $79,000 or 2.9% increase in other expenses.

Net income increased $1.6 million or 289.5% to $2.1 million or $0.40 per basic share for the nine months ended September 30, 2012 as compared to $541,000 or $0.10 per basic share for the same period in 2011. The increase in net income was primarily due to a $2.1 million or 67.8% decrease in the provision for loan losses and a $1.2 million or 226.5% increase in other income. The increase in net income was partially offset by a $286,000 or 2.6% decrease in net interest income and a $555,000 or 6.8% increase in other expenses.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income decreased $71,000 or 1.9% during the three months ended September 30, 2012 as compared to the same period in 2011. The decrease in net interest income was primarily due to a $302,000 or 6.4% decrease in interest income on interest earnings assets, partially off-set by a $231,000 or 23.0% decrease in interest expense on interest bearing-liabilities. As a result, the interest rate spread decreased 10 basis points from 3.23% for the three months ended September 30, 2011 to 3.13% for the three months ended September 30, 2012.

Net interest income decreased $286,000 or 2.6% during the nine months ended September 30, 2012 as compared to the same period in 2011. The decrease in net interest income was primarily due to a $1.0 million or 7.1% decrease in interest income on interest earning assets, partially off-set by a $717,000 or 22.3% decrease in interest expense on interest-bearing liabilities. As a result, the interest rate spread decreased 11 basis points from 3.16% for the nine months ended September 30, 2012 to 3.05% for the nine months ended September 30, 2012.

Based on the current economic environment and market competition, management anticipates continued pressure on the interest rate spread for the remainder of 2012 which may negatively impact net interest income.

Interest Income. Interest income decreased $302,000 or 6.4% to $4.4 million for the three months ended September 30, 2012, compared to the same period in 2011. The decrease was due to a $228,000 or 5.5% decrease on interest income on loans, a $46,000 or 12.5% decrease in interest income on investment securities, and a $46,000 or 34.8% decrease in interest income on mortgage backed securities, partially offset by a $18,000 or 40.0% increase in interest income earned on balances due from depository institutions. The decrease in interest income on loans was due to a $9.8 million or 3.3% decrease in the average balance of loans outstanding and a 12 basis point or 2.1% decrease in the average yield earned. The decrease in interest income on investment securities was due to a $12.7 million or 22.8% decrease in the average balance of investment securities, partially offset by a 35 basis point or 13.4% increase in the average yield earned. The decrease in interest income on mortgage backed securities was due to a $4.1 million or 31.7% decrease in the average balance of mortgage backed securities and a 19 basis point or 4.7% decrease in the average yield earned. The increase in interest income on balances due from depository institutions was due to a $37.1 million or 52.4% increase in the average balance of balances due from depository institutions, partially offset by a 2 basis point or 8.1% decrease in the average yield earned.

Interest income decreased $1.0 million or 7.1% to $13.2 million for the nine months ended September 30, 2012, compared to the same period in 2011. The decrease was due to a $634,000 or 5.1% decrease in interest income on loans, a $273,000 or 23.0% decrease in interest income on investment securities, a $149,000 or 33.9% decrease in interest income on mortgage backed securities, partially offset by a $52,000 or 38.5% increase in interest income earned on balances due from depository institutions. The decrease in interest income on loans was due to an $8.7 million or 3.0% decrease in the average balance of loans outstanding and a 13 basis point or 2.3% decrease in the average yield earned. The decrease in interest income on investment securities was due to a $15.7 million or 25.4% decrease in the average balance of investment securities, partially offset by a 9 basis point or 3.5% increase in the average yield earned. The decrease in interest income on mortgage backed securities was due to a $4.4 million or 30.7% decrease in the average balance of mortgage backed securities and a 19 basis point or 4.6% decrease in the average yield earned. The increase in interest income on balances due from depository institutions was due to a $38.4 million or 55.7% increase in the average balance of balances due from depository institutions, partially offset by a 3 basis point or 11.5% decrease in the average yield earned.

Interest Expense. Interest expense decreased $231,000 or 23.0% to $774,000 for the three months ended September 30, 2012, compared to the same period in 2011. This decrease was primarily due to a $228,000 or 22.8% decrease in interest expense on deposits and a $3,000 or 75.0% decrease in interest expense on borrowings. The decrease in interest expense on deposits was due to a 27 basis point or 24.1% decrease in the rates paid on deposits, partially offset by a $8.3 million or 2.3% increase in the average balance of deposits. The decrease in interest expense on borrowings was due to a 77 basis point or 83.7% decrease in the rates paid on borrowings, partially offset by a $980,000 or 56.6% increase in the average balance of borrowings.

Interest expense decreased $717,000 or 22.3% to $2.5 million for the nine months ended September 30, 2012, compared to the same period in 2011. This decrease was primarily due to a $709,000 or 22.2% decrease in interest expense on deposits and an $8,000 or 57.1% decrease in interest expense on borrowings. The decrease in interest expense on deposits was due to a 28 basis point or 23.7% decrease in the rates paid on deposits, partially offset by a $8.7 million or 2.4% increase in the average balance of deposits. The decrease in interest expense on borrowings was due to a $968,000 or 24.9% decrease in the average balance of borrowings and a 21 basis point or 43.8% decrease in the rates paid on borrowings.

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

	Three Months Ended September 30,
	2012			2011
	Average			Average
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans receivable (1) (3)	$283,618	$3,934	5.55%	$293,399	$4,162	5.67%
Mortgage-backed securities (3)	8,915	86	3.86	13,053	132	4.05
Investment securities (3)	43,224	321	2.97	55,970	367	2.62
Due from depository institutions	107,739	63	0.23	70,689	45	0.25
Total interest-earning assets	443,496	4,404	3.97	433,111	4,706	4.35
Noninterest-earning assets	29,170			29,882
Total assets	$472,666			$462,993

Interest-bearing liabilities:
Deposits	$365,184	773	0.85	$356,883	1,001	1.12
Borrowings	2,711	1	0.15	1,731	4	0.92
Total interest-bearing liabilities	367,895	774	0.84	358,614	1,005	1.12
Noninterest-bearing
Liabilities	21,856			18,659
Total liabilities	389,751			377,273
Stockholders’ equity	82,915			85,720
Total liabilities and stockholders’ equity	$472,666			$462,993

Net interest-earning assets	$75,601			$74,497
Net interest income/interest rate spread		$3,630	3.13%		$3,701	3.23%
Net yield on interest-
Earning assets (2)			3.27%			3.42%

1.	Nonaccrual loans and loan fees have been included.
2.	Net interest income divided by interest-earning assets.
3.	The indicated yields are not reflected on a tax equivalent basis.

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

	Nine Months Ended September 30,
	2012			2011
	Average			Average
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans receivable (1) (3)	$283,909	$11,806	5.54%	$292,558	$12,440	5.67%
Mortgage-backed securities (3)	9,891	291	3.92	14,273	440	4.11
Investment securities (3)	46,021	917	2.66	61,708	1,189	2.57
Due from depository institutions	107,326	187	0.23	68,921	135	0.26
Total interest-earning assets	447,147	13,201	3.94	437,460	14,204	4.33
Noninterest-earning assets	30,024			26,264
Total assets	$477,171			$463,724

Interest-bearing liabilities:
Deposits	$369,910	2,486	0.90	$361,247	3,195	1.18
Borrowings	2,917	6	0.27	3,885	14	0.48
Total interest-bearing liabilities	372,827	2,492	0.89	365,132	3,209	1.17
Noninterest-bearing
Liabilities	21,401			36,552
Total liabilities	394,228			401,684
Stockholders’ equity	82,943			62,040
Total liabilities and stockholders’ equity	$477,171			$463,724

Net interest-earning assets	$74,320			$72,328
Net interest income/interest rate spread		$10,709	3.05%		$10,995	3.16%
Net yield on interest-
Earning assets (2)			3.19%			3.35%

1.	Nonaccrual loans and loan fees have been included.
2.	Net interest income divided by interest-earning assets.
3.	The indicated yields are not reflected on a tax equivalent basis.

Provision for Loan Losses. The provision for loan losses amounted to $225,000 for the three months ended September 30, 2012 as compared to $2.4 million for the three months ended September 30, 2012. The provision for loan losses amounted to $975,000 for the nine months ended September 30, 2011 as compared to $3.0 million for the nine months ended September 30, 2011. Such provisions were primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of nonperforming loans and the current economic environment. The decrease in the provision for loan losses during the three and nine month periods ended September 30, 2012 was primarily due to the receipt of updated appraisals on two real estate construction loans and management’s decision to use the bulk sale or liquidation values of the collateral supporting these loans as their carrying values in 2011.

Other Income. Other income was $315,000 for the three months ended September 30, 2012 as compared to $213,000 for the same period in 2011. The increase in other income included a $125,000 net gain on the sale of OREO, partially offset by a $6,000 or 7.3% decrease in the cash surrender value bank of owned of life insurance and a $1,000 decrease in service charges on deposit accounts for the three months ended September 30, 2012.

Other income was $1.7 million for the nine months ended September 30, 2012 as compared to $533,000 for the same period in 2011. The increase was primarily the result of an $806,000 gain on the sale of premises and equipment from the sale of real property formerly held by the Company’s former mutual holding company. The increase in other income also included a $326,000 net gain on the sale of OREO, $29,000 in rental income on OREO properties, and a $15,000 increase in other fee income for the nine months ended September 30, 2012. The gain was partially offset by an $8,000 or 3.2% decrease in the cash surrender value of bank owned life insurance and a $2,000 decrease in service charges on deposit accounts for the nine months ended September 30, 2012.

Other Expenses. Other expenses increased $79,000 or 2.8% to $2.9 million for the three months ended September 30, 2012 compared to the same period in 2011. The increase was primarily due to a $69,000 or 4.2% increase in salary and employee benefits, a $24,000 or 24.0% increase in advertising and marketing expense, and a $29,000 or 38.8% increase in FDIC insurance premiums. The increase in salary and benefit costs was primarily attributed to costs associated with the stock based compensation plans implemented during the third quarter of 2011. These increases were partially offset by a $13,000 or 8.2% decrease in professional fees.

Other expenses increased $555,000 or 6.8% to $8.8 million for the nine months ended September 30, 2012 compared to the same period in 2011. The increase was primarily due to a $448,000 or 9.7% increase in salary and employee benefits, a $96,000 or 38.1% increase in advertising and marketing expense, and a $52,000 or 12.4% increase in professional fees. The increase in salary and benefit costs is primarily attributed to costs associated with the stock based compensation plans implemented during the third quarter of 2011. These increases were partially offset by a $67,000 or 18.3% decrease in FDIC insurance premiums.

Income Tax Expense (Benefit). Income tax expense (benefit) amounted to $162,000 and ($572,000) for the three months ended September 30, 2012 and 2011, respectively, resulting in effective tax rates of 20.2% and (42.4)%, respectively. Income tax expense amounted to $618,000 and $(232,000) for the nine months ended September 30, 2012 and 2011, respectively, resulting in effective tax rates of 22.7% and (75.1)%, respectively. The increase in income tax expense was primarily due to a higher amount of income before income taxes.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations. Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition. Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors. Any excess funds are invested in overnight and other short-term interest-earning accounts. Cash flows are generated through the retail deposit market, its traditional funding source, for use in investing activities. In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement. At September 30, 2012, the Company had no outstanding advances and approximately $132.8 million of borrowing capacity from the FHLB of Pittsburgh. Further, the Company has access to the Federal Reserve Bank discount window. At September 30, 2012, no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company. At September 30, 2012, the total approved loan commitments outstanding amounted to $13.5 million. At the same date, commitments under unused lines of credit amounted to $28.5 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2012 totaled $139.1 million. Management believes that a significant portion of maturing deposits will remain with the Company. For the quarter ended September 30, 2012, there were no material changes in contractual obligations that were outside of the ordinary course of business. Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

Part II - Other Information

Item 1.   Legal Proceedings

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially affect the Company’s financial condition or results of operations. However, there can be no assurance that any of the outstanding legal proceedings and litigation to which the Company is a party will not be decided adversely to the Company’s interests and have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.  Risk Factors

 Not Applicable as the Company is a Smaller Reporting Company

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (b) Not Applicable

(c)     The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

July 2012	9,133	$12.47	9,133	538,300
August 2012	—	—	—	538,300
September 2012	118,470	12.51	118,470	419,830

Totals	127,603	$12.51	127,603	419,830

(1)          All shares were repurchased under the Company’s announced repurchase program. On January 14, 2012, the Company announced a program to repurchase up to 547,433 shares, or 10% of its outstanding common stock, commencing on January 18, 2012. The program will expire on January 18, 2013, and all shares will be purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

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

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: November 13, 2012	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci, President
and Chief Executive Officer

Date: November 13, 2012	By:	/s/ Peter J. Meier
Peter J. Meier, Executive Vice
President and Chief Financial Officer

