Form 10-K
period 2012-12-31
Alliance Bancorp, Inc. of Pennsylvania
filed 2013-03-22
CIK 1500711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

As of June 30, 2012, the aggregate value of the 4,770,617 shares of Common Stock of Alliance Bancorp, Inc. of Pennsylvania, which excludes 431,117 shares held by all directors and officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") as a group, was approximately $58.2 million. This figure is based on the last trade price of $12.20 per share of the Registrant's Common Stock on June 30, 2012. Although directors and officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

The number of shares outstanding of Common Stock of the Registrant as of March 4, 2013, was 5,201,734.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held April 24, 2013 are incorporated into Part III of this Form 10-K.

PART I

Item 1. Business

General

Alliance Bancorp, Inc. of Pennsylvania (“Alliance Bancorp” or the “Company”) is a Pennsylvania corporation and a savings and loan holding company which owns 100% of the capital stock of Alliance Bank (“Bank”), which is a Pennsylvania chartered community oriented savings bank headquartered in Broomall, Pennsylvania.

On January 18, 2011, Alliance Mutual Holding Company and Alliance Bancorp, Inc. of Pennsylvania, the federally chartered former mid-tier holding company for the Bank (the “Mid-Tier Holding Company”) completed a reorganization and conversion (the “second step conversion”), pursuant to which the Company (a new Pennsylvania corporation) acquired all the issued and outstanding shares of the Bank’s common stock. In connection with the second step conversion, 3,258,475 shares of common stock, par value $0.01 per share, of the Company were sold in subscription, community and syndicated community offerings to certain depositors of the Bank and other investors for $10 per share, or $32.6 million in the aggregate (the “Offering), and 2,215,962 shares of common stock were issued in exchange for the outstanding shares of common stock of the Mid-Tier Holding Company held by the “public” shareholders of the Mid-Tier Holding Company. Each share of common stock of the Mid-Tier Holding company was converted into the right to receive 0.8200 shares of common stock of the Company in the second step conversion. As a result of the second step conversion, the former mutual holding company and the Mid-Tier Company were merged into Alliance Bancorp and 548,524 (pre-conversion) treasury shares were canceled. Additionally, the Bank’s Employee Stock Ownership Plan (“ESOP”) was issued a line of credit for up to $1.9 million, which it used to purchase 50,991 shares of common stock in the Offering and 100,000 additional shares of common stock in the open market following the Offering.

Alliance Bancorp is the successor to the Mid-Tier Holding Company and references to Alliance Bancorp or the Company include reference to the former Mid-Tier Holding Company where applicable.

Alliance Bank operates a total of nine banking offices located in Delaware and Chester Counties, which are suburbs of Philadelphia. Our primary business consists of attracting deposits from the general public and using those funds, together with funds we borrow, to originate loans to our customers and invest in securities such as U.S. Government and agency securities, mortgage-backed securities and municipal obligations. At December 31, 2012, the Company had $460.9 million of total assets, $371.0 million of total deposits and stockholders’ equity of $80.0 million.

The Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve Board System (the “FRB”). The Bank is subject to regulation by the Pennsylvania Department of Banking and Securities (the "Department"), as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures the Bank's deposits up to applicable limits.

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

Lending Activities

General. At December 31, 2012, the Company's total portfolio of loans receivable amounted to $284.8 million, or 61.8%, of the Company's $460.9 million of total assets at such time. Over the past 15 years, the Company has placed an emphasis on loans secured by commercial real estate properties. Consistent with such approach, commercial real estate loans amounted to $111.3 million or 39.1% of the total loan portfolio at December 31, 2012 while single family residential mortgage loans amounted to $126.7 million or 44.5% of the total loan portfolio. To a lesser extent, the Company also originates multi-family loans, land and construction loans, consumer loans and commercial business loans. At December 31, 2012, such loan categories amounted to $20.9 million, $10.7 million, $5.3 million and $9.9 million, respectively, or 7.4%, 3.7%, 1.9% and 3.5% of the total loan portfolio, respectively.

The Company intends to continue the origination of single-family residential mortgage loans as well as the origination of commercial real estate loans. For the year ended December 31, 2012, the Company’s single-family mortgage loans increased by $8.6 million or 7.3% to $126.7 million. For the year ended December 31, 2012, the Company’s commercial real estate loans decreased by $18.9 million or 14.5% to $111.3 million. The decrease in commercial real estate loans was primarily due to $15.0 million of loans reclassified to multi-family and single-family loans during 2012.

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

	December 31,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
Single-family (1)	$126,676	44.48%	$118,059	40.76%	$114,985	39.44%	$114,953	39.82%	$116,683	41.43%
Multi-family (2)	20,935	7.35	10,757	3.71	6,293	2.16	1,231	0.43	1,282	0.46
Commercial	111,309	39.09	130,191	44.95	131,509	45.11	131,874	45.68	123,465	43.84
Land and construction: (3)
Residential	2,198	0.77	7,369	2.54	8,881	3.05	12,284	4.25	16,372	5.81
Commercial	8,456	2.97	7,226	2.49	14,876	5.10	12,297	4.26	8,889	3.16
Total real estate loans	269,574	94.66	273,602	94.45	276,544	94.86	272,639	94.44	266,691	94.70

Consumer:
Student	5,021	1.77	6,178	2.13	6,747	2.31	7,077	2.45	5,455	1.94
Savings account	297	0.10	398	0.14	362	0.13	482	0.17	430	0.15
Other	30	0.01	40	0.01	43	0.02	55	0.01	51	0.02
Total consumer loans	5,348	1.88	6,616	2.28	7,152	2.46	7,614	2.63	5,936	2.11

Commercial business loans	9,852	3.46	9,481	3.27	7,822	2.68	8,458	2.93	8,985	3.19

Total loans receivable	284,774	100.00%	289,699	100.00%	291,518	100.00%	288,711	100.00%	281,612	100.00%

Less:
Deferred fees (costs)	979		402		372		165		6
Allowance for loan losses	4,919		4,000		5,090		3,538		3,169

Loans receivable, net	$278,876		$285,297		$286,056		$258,008		$278,437

______________________________

(1) At December 31, 2012, 2011, 2010, 2009, and 2008, includes $13.9 million, $17.1 million, $18.6 million, $21.4 million, and $25.6 million, respectively, of home equity loans and lines.

(2) At December 31, 2012, 2011, 2010, 2009, and 2008, includes $4.3 million, $4.5 million, $5.1 million, $-0-, and $-0-, respectively, of loans reclassified from commercial real estate loans and land and construction loans to multi-family loans.

(3) At December 31, 2012, 2011, 2010, 2009, and 2008, excludes $8.8 million, $4.2 million, $5.9 million, $10.7 million, and $15.3 million, respectively, of undisbursed funds on land and construction loans.

Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company's loans receivable at December 31, 2012. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. Adjustable-rate loans are reported on a contractual basis rather than on a repricing basis. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company's loan portfolio.

	Real Estate Loans
	Single-family	Multi-family	Commercial	Land and Construction	Consumer Loans	Commercial Business Loans	Total
	(In Thousands)

Amounts due in:
One year or less	$5,757	$3,982	$9,079	$7,209	$202	$2,757	$28,986
After one year through three years	7,437	4,495	19,048	3,062	132	3,373	37,547
After three years through five years	6,151	367	10,173	383	189	3,529	20,792
After five years through fifteen years	63,649	10,582	63,289	—	4,687	193	142,400
Over fifteen years	43,682	1,509	9,720	—	138	—	55,049

Total (1)	$126,676	$20,935	$111,309	$10,654	$5,348	$9,852	$284,774

Interest rate terms on amounts due after one year:
Fixed	$87,203	$8,716	$72,258	$3,445	2	$7,095	$178,719
Adjustable	$33,716	$8,237	$29,972	—	$5,144	—	$77,069

 _____________________________

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

The following table shows origination, purchase and sale activity of the Company with respect to its loans during the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)

Real estate loan originations:
Single-family (1)	$13,894	$17,645	$15,836
Multi-family	—	—	—
Commercial	27,998	15,503	21,148
Land and construction:
Residential	13,476	5,236	4,339
Commercial	10,037	3,148	7,073
Total real estate loan originations	65,405	41,532	48,396

Consumer originations:
Student	—	—	—
Savings account	104	198	169
Other	—	3	18
Total consumer loan originations	104	201	187

Commercial business originations	1,945	2,746	1,550
Total loan originations	67,454	44,479	50,133

Purchase of real estate loans:	—	—	—
Single-family Multi-family	—	—	—
Residential construction	—	—	—
Commercial	128	105	44
Commercial construction	—	—	—
Total real estate loan purchases	128	105	44
Total loan originations and purchases	67,582	44,584	50,177

Less:
Principal loan repayments	(68,536)	(39,351)	(46,340)
Transfers to OREO	(4,442)	(2,742)	(669)
Loans and participations sold	—	—	—
Other, net (2)	(1,025)	(3,250)	(2,120)

Net (decrease) increase	$(6,421)	$(759)	$1,048

_____________________________

(1)	Includes $719,000, $3.0 million and $2.9 million of home equity loans and lines of credit originated during the years ended December 31, 2012, 2011 and 2010, respectively.

(2)	Includes provision for loan losses.

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

The Company’s single-family loan originations amounted to $13.9 million and $17.6 million during 2012 and 2011, respectively. When possible, we emphasize the origination of single-family residential adjustable-rate mortgage loans (“ARMs”). Originations of such loans amounted to $1.3 million and $1.4 million during 2012 and 2011, respectively. We also originate fixed-rate single-family residential real estate loans with terms of five, ten, 15, 20, 25 and 30 years. Generally, as part of our asset/liability strategies, fixed rate residential mortgage loans with terms greater than 15 years have been originated pursuant to commitments to sell such loans to correspondent mortgage-banking institutions in order to reduce the proportion of the loan portfolio comprised of such assets and reduce our interest rate risk. Loans are sold without any recourse to the Company by the purchaser in the event of default on the loan by the borrower and are sold with servicing released. We had no sales of residential mortgage loans for the years ended December 31, 2012 and December 31, 2011.

In accordance with the Company’s increased emphasis on commercial real estate loan originations in recent years, such originations amounted to $28.0 million and $15.5 million during 2012 and 2011, respectively. In addition, land and construction loan originations amounted to $23.5 million and $8.4 million during 2012 and 2011, respectively.

Since 1999, the Company has originated some single-family residential loan products to borrowers that did not meet the underwriting criteria of the Federal Home Loan Mortgage Corporation (‘FHLMC”) and the Federal National Mortgage Association (“FNMA”) and where the borrower’s credit score is below 660. The Company recognizes that these loans, which are considered subprime loans, have additional risk factors as compared to typical single-family residential lending. These loans are generally not saleable in the secondary market due to the credit risk characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. At December 31, 2012 and 2011, the Company’s single-family loan portfolio included $17.0 million or 13.4% and $19.6 million or 16.6%, respectively, of such subprime loans. The Company reported $1.4 million or 8.3% and $1.9 million or 9.9% of these loans as nonperforming at December 31, 2012 and December 31, 2011, respectively. The Company recognizes the additional risk factors associated with subprime lending and utilizes a higher risk-weighting factor in maintaining its allowance for loan losses with respect to these loans. In addition, management calculates and reports the delinquency ratio of its subprime loan portfolio to the Board of Directors on a monthly basis.

Historically, we have not been an active purchaser of loans. However, we purchased $128,000 in loans during the year ended December 31, 2012 and $105,000 during the year ended December 31, 2011. Substantially all of our purchased loans were secured by properties located in Pennsylvania. As of December 31, 2012, the outstanding balance of our purchased loans amounted to $8.0 million and included $3.8 million of multifamily real estate loans, $209,000 of single-family residential real estate loans, and $4.0 million of commercial real estate loans.

As a Pennsylvania-chartered savings bank, Alliance Bank is not subject to any specific regulatory limits on the size of the loans that it may originate. However, we generally have adhered to an “in-house” policy limit that no loans to any one borrower and such borrower’s affiliates will not exceed 15% of the Bank’s capital.

Single-Family Residential Real Estate Loans. The Company has historically concentrated its lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences and intends to continue to originate permanent loans secured by first mortgage liens on single-family residential properties in the future. At December 31, 2012, $126.7 million or 44.5% of the Company's total loan portfolio consisted of single-family residential real estate loans. Of the $126.7 million of such loans at December 31, 2012, $33.8 million or 26.6% had adjustable rates of interest and $92.9 million or 73.4% had fixed rates of interest.

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

The Company also offers home equity loans with fixed rates of interest and terms of 15 years or less. The Company does not require that it hold the first mortgage on the secured property; however, the balance on all mortgages on the secured property cannot exceed 90% of the value of the secured property. At December 31, 2012, the Company held a first lien on a majority of the properties securing home equity loans from the Company. At December 31, 2012, home equity loans and lines amounted to $13.9 million or 4.9% of the total loan portfolio, which are included in single family loans.

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

Multi-Family Residential and Commercial Real Estate Loans. The Company originates and, to a lesser extent, purchases mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At December 31, 2012, $20.9 million or 7.4% of the Company's total loan portfolio consisted of loans secured by existing multi-family residential real estate. At December 31, 2012, $111.3 million or 39.1% of the Company's total loan portfolio consisted of loans secured by commercial real estate.

The majority of the Company's multi-family residential loans are secured primarily by multi-unit apartment buildings, while the Company’s commercial real estate loans are primarily secured by office buildings, hotels, small retail establishments, restaurants and other facilities. These types of properties constitute the majority of the Company's commercial real estate loan portfolio. The majority of the multi-family residential and commercial real estate loan portfolio at December 31, 2012 was secured by properties located in the Company’s primary market area. The five largest multi-family residential and commercial real estate loan relationships at December 31, 2012 amounted to $7.3 million, $6.5 million, $6.0 million, $4.7 million and $4.7 million, respectively, all of which were performing in accordance with their terms and were current at such date.

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

Multi-family residential and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family and commercial real estate as well as economic conditions generally. At December 31, 2012, the Company had no nonperforming multi-family residential loans and 9 nonperforming commercial real estate loans with balances of $2.9 million. At December 31, 2012, the Company had 2 multi-family loans in the amount of $3.8 million and 11 commercial real estate loans in the amount of $5.3 million that were considered troubled debt restructurings.

Construction Loans. The Company also originates residential and commercial construction loans, and to a limited degree, land acquisition and development loans. Construction loans are classified as either residential construction loans or commercial real estate construction loans at the time of origination, depending on the nature of the property securing the loan. The Company's construction lending activities generally are limited to the Company's primary market area. At December 31, 2012, construction loans amounted to $10.7 million or 3.7% of the Company's total loan portfolio, which consisted of $2.2 million of residential and $8.5 million of commercial real estate construction loans.

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

The Company’s commercial construction loans are generally made to local developers and others for the purpose of developing commercial real estate properties such as small office buildings and hotels, storage facilities and commercial building renovations. The application, credit review and disbursement process are similar to those mentioned above for the Company’s residential construction loans. The five largest real estate construction loans had outstanding balances of $1.8 million, $1.7 million, $1.6 million, $1.5 million, and $893,000 as of December 31, 2012.

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

The Company has attempted to minimize the foregoing risks by, among other things, limiting the number of units built to one or two sample units plus any units under agreement of sale and limiting the extent of its construction lending. The Company’s underwriting guidelines impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Company will do business and by working with builders with whom it has established relationships. At December 31, 2012, the Company had no nonperforming construction loans.

Consumer Loans. The Company offers consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than mortgage loans. The consumer loans presently offered by the Company include deposit account secured loans and lines of credit. The Company withdrew from providing student loans in 2010. Consumer loans amounted to $5.3 million or 1.9% of the total loan portfolio at December 31, 2012. Student loans amounted to $5.0 million or 1.8% of the total loan portfolio at December 31, 2012. Such loans were made to local students for a term of ten years, presently with adjustable interest rates. The interest rate is determined by the U.S. Department of Education. Loan repayment obligations do not begin until the student has completed his or her education. The principal and interest on such loans is guaranteed by the U.S. Government. Loans secured by deposit accounts amounted to $297,000 or 0.1% of the total loan portfolio at December 31, 2012. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. The Company believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to provide a full range of services to its customers. At December 31, 2012, there were 93 nonperforming student loans which amounted to $324,000, compared to 164 nonperforming student loans which amounted to $561,000 at December 31, 2011. All of these nonperforming student loans are fully guaranteed by the U.S. Government.

Commercial Business Loans. The Company has a commercial loan department, which provides a full range of commercial loan products to small business customers in its primary marketing area. These loans generally have shorter terms and higher interest rates as compared to mortgage loans. Such loans amounted to $9.9 million or 3.5% of the total loan portfolio at December 31, 2012 and were primarily secured by inventories and other business assets.

Although commercial business loans generally are considered to involve greater credit risk than other certain types of loans, management intends to continue to offer commercial business loans to small businesses located in its primary market area. At December 31, 2012, the Company had no nonperforming commercial business loans.

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

Asset Quality

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. Generally, when a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. The Company does not accrue interest on real estate loans past due 90 days or more unless, in the opinion of management, the value of the property securing the loan exceeds the outstanding balance of the loan (principal, interest and escrows) and collection is in process. The Company provides an allowance for accrued interest deemed uncollectible. Such allowance amounted to approximately $373,000 at December 31, 2012 compared to $734,000 at December 31, 2011. Accrued interest receivable is reported net of the allowance for uncollected interest. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance of principal and interest can be reasonably expected.

Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold and is initially recorded at the fair value less cost to sell at the date of acquisition establishing a new cost basis. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their fair value. As of December 31, 2012, the Company had $2.1 million in OREO. The $2.1 million consists of one commercial real estate property in the amount of $180,000, three improved building lots totaling $870,000, and six single family properties totaling $1.0 million. All of the properties are located within the Company’s market area.

Under accounting principles generally accepted in the United States of America ("GAAP"), the Company is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. At December 31, 2012, the Company had thirteen loans classified as performing troubled debt restructurings consisting of two multi-family loans which amounted to $3.8 million and eleven commercial real estate loans which amounted to $5.3 million. All such loans have been performing in accordance with their restructured terms and conditions. At December 31, 2012, the Company had one single family real estate nonperforming loan classified as a troubled debt restructuring in the amount of $191,000.

Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2012, in dollar amounts and as a percentage of each category of the Company's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	30– 59 Days		60 – 89 Days		90 or More Days
		Percent		Percent		Percent
		of Loan		of Loan		of Loan
	Amount	Category	Amount	Category	Amount	Category
	(Dollars in Thousands)
Real estate:
Single-family	$1,723	1.36%	$496	0.39%	$2,406	1.90%
Multi-family	—	—	—	—	—	—
Commercial	2,155	1.94	276	0.25	2,873	2.58
Land and construction	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	148	2.77	124	2.32	324	6.06

Total	$4,026		$896		$5,603

The following table sets forth the amounts and categories of the Company's nonperforming loans and assets at the dates indicated.

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)

Non-accruing loans:
Real estate:
Single-family	$664	$1,055	$74	$479	$762
Multi-family	—	—	—	—	—
Commercial	2,873	3,016	2,128	1,778	3,551
Land and construction	—	7,707	11,423	3,728	896
Commercial business	—	81	74	472	—
Consumer	—	—	—	—	—
Total non-accruing loans	3,537	11,859	13,699	6,457	5,209

Accruing loans 90 days or more delinquent:
Real estate:
Single-family	1,742	2,018	2,308	1,227	1,712
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Land and construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer	324	561	284	153	75
Total accruing loans 90 days or more delinquent	2,066	2,579	2,592	1,380	1,787

Total non-performing loans	5,603	14,438	16,291	7,837	6,996

Other real estate owned:
Real estate acquired through, or in lieu of, foreclosure	2,092	2,587	2,675	2,968	—
Total other real estate owned	2,092	2,587	2,675	2,968	—

Total non-performing assets	7,695	17,025	18,966	10,805	6,996

Total performing troubled debt restructurings	9,106	4,114	2,895	—	—

Total non-performing assets and total performing troubled debt restructurings	$16,801	$21,139	$21,861	$10,805	$6,996

Total non-performing assets and total performing troubled debt restructurings as a percentage of total assets	3.65%	4.50%	4.81%	2.33%	1.65%

Total non-performing assets as a percentage of total assets	1.67%	3.63%	4.17%	2.33%	1.65%

If the Company’s $3.5 million of non-accruing loans at December 31, 2012 had been current in accordance with their terms during 2012, the gross income on such loans would have been approximately $148,000 during 2012. The Company actually recorded $46,000 in interest income on such loans during 2012. If the Company’s $11.9 million of non-accruing loans at December 31, 2011 had been current in accordance with their terms during 2011, the gross income on such loans would have been approximately $655,000 during 2011. The Company actually recorded $104,000 in interest income on such loans during 2011. Loans are generally placed on non-accrual when interest past due exceeds 90 days, unless the loan is well secured and in the process of collection. The Company generally does not place student loans on non-accrual as the principal and interest on such loans is guaranteed by the U.S. Government.

Nonperforming assets decreased $9.3 million to $7.7 million or 1.67% of total assets at December 31, 2012 as compared to $17.0 million or 3.63% of total assets at December 31, 2011. The nonperforming assets at December 31, 2012 included $5.6 million in nonperforming loans and $2.1 million in OREO. The decrease in nonperforming assets was primarily due to an $8.8 million decrease in nonperforming loans that primarily resulted from the cash sale of a $3.2 million nonperforming construction loan and the transfer of a $4.4 million of former nonperforming real estate loans to OREO during the year ended December 31, 2012. Regarding the $4.4 million in loans transferred to OREO, the Company completed a $2.7 million sale of a previously owned multi-family OREO property that had a carrying value of $2.7 million in the fourth quarter of 2012. As of December 31, 2012, nonperforming loans included $2.4 million in single-family OREO residential real estate loans, $2.9 million in commercial real estate loans and $324,000 in student loans, which are fully guaranteed by the U.S. Government. The allowance for loan losses amounted to $4.9 million or 87.8% of nonperforming loans at December 31, 2012 as compared to $4.0 million or 27.7% at December 31, 2011.

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

At December 31, 2012, the Company had $17.1 million of classified and criticized loans, of which $4.1 million consisted of loans designated as special mention, $13.0 million classified substandard loans and no assets classified as doubtful or loss. The $4.1 million of loans designated as special mention consisted of $2.7 million in commercial real estate loans and $1.4 million in single family real estate loans. The $13.0 million of loans designated as substandard consisted of $2.5 million in single family real estate loans, $6.7 million in commercial real estate loans, and $3.8 million in multi-family real estate loans. All of these loans are located in the Company’s primary market area. In addition, the Company had $2.1 million in OREO properties classified as substandard, all of which are located in the Company’s primary market area.

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

General loan loss reserves are established as an allowance for losses based on inherent probable risk of loss in the loan portfolio. In assessing risk, management considers historical experience, volume and composition of lending conducted by the Company, industry standards, status of nonperforming loans, general economic conditions as they relate to the market area and other factors related to the collectibility of the Company’s loan portfolio.

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

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)

Average loans receivable, net (1)	$283,597	$291,719	$288,192	$283,736	$271,849

Allowance for loan losses, beginning of year	$4,000	$5,090	$3,538	$3,169	$2,831
Provision for loan losses	1,025	3,250	2,120	528	585
Charge-offs:
Single-family residential	(42)	(75)	(81)	—	(3)
Multi-family residential	—	—	—	(6)	—
Commercial real estate	(59)	(306)	(137)	(153)	(350)
Land and construction	(440)	(3,898)	—	—	—
Consumer	(9)	(7)	(16)	(1)	(13)
Commercial business	—	(123)	(365)	—	—
Total charge-offs	(550)	(4,409)	(599)	(160)	(366)
Recoveries:
Single-family residential	10	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial real estate	12	18	—	—	114
Land and construction	420	51	—	—	—
Consumer	2	—	1	1	5
Commercial business	—	—	30	—	—
Total recoveries	444	69	31	1	119

Allowance for loan losses, end of year	$4,919	$4,000	$5,090	$3,538	$3,169

Net charge-offs to average loans receivable, net	0.04%	1.49%	0.20%	0.06%	0.09%

Allowance for loan losses to total loans receivable	1.73%	1.38%	1.75%	1.23%	1.13%

Allowance for loan losses to total non-performing loans	87.79%	27.70%	31.24%	45.14%	45.30%

Net charge-offs to allowance for loan losses	2.15%	108.50%	11.16%	4.49%	7.79%

_______________________________

(1) Includes loans held for sale, if any.

The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

	December 31,
	2012		2011		2010		2009		2008
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)

Single-family residential	$1,027	44.48%	$693	40.76%	$411	39.44%	$588	39.82%	$322	41.43%
Multi-family residential	623	7.35	234	3.71	247	2.16	16	0.43	16	0.46
Commercial real estate	2,674	39.09	2,289	44.95	2,072	45.11	1,985	45.68	1,786	43.84
Land and construction	352	3.74	525	5.03	2,151	8.15	735	8.51	856	8.97
Consumer	18	1.88	20	2.28	19	2.46	27	2.63	16	2.11
Commercial business	225	3.46	239	3.27	190	2.68	187	2.93	173	3.19
Total	$4,919	100.00%	$4,000	100.00%	$5,090	100.00%	$3,538	100.00%	$3,169	100.00%

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

	December 31,
	2012		2011		2010
	(In Thousands)

Mortgage-backed securities:
FNMA pass-through certificates	$3,887		$5,958		$8,585
FHLMC pass-through certificates	2,247		3,800		5,813
GNMA pass-through certificates	1,390		1,545		1,748

Total mortgage-backed securities	$7,524	(1)	$11,303	(2)	$16,146	(3)

_______________________________

(1)	At December 31, 2012, gross unrealized gains on such securities amounted to $511,000 and gross unrealized losses amounted to $13.
(2)	At December 31, 2011, gross unrealized gains on such securities amounted to $705,000 and gross unrealized losses amounted to $2,000.
(3)	At December 31, 2010, gross unrealized gains on such securities amounted to $831,000 and gross unrealized losses amounted to $16,000.

The following table sets forth the purchases, sales and principal repayments of the Company's mortgage-backed securities for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)

Mortgage-backed securities purchased	$—	$—	$—
Mortgage-backed securities sold	—	—	—
Principal repayments	(3,587)	(4,731)	(7,132)
Change in net unrealized gain	(192)	(112)	(77)

Net decrease	$(3,779)	$(4,843)	$(7,209)

Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them, they are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At December 31, 2012, $3.0 million of the Company's mortgage-backed securities were pledged to secure various obligations of the Company. See Note 4 to the Consolidated Financial Statements in Item 8.

Information regarding the contractual maturities, at amortized cost, and weighted average yield of the Company's mortgage-backed securities portfolio at December 31, 2012 is presented below.

	December 31, 2012
	One Year or Less	After One to Five Years	After Five to 15 Years	Over 15 Years	Total
	(Dollars in Thousands)

FHLMC pass-through certificates	$42	$673	$360	$1,011	$2,086
FNMA pass-through certificates	19	1,363	1,326	932	3,640
GNMA pass-through certificates	—	—	—	1,287	1,287
Total	$61	$2,036	$1,686	$3,230	$7,013	(1)

Weighted average yield	6.32%	4.79%	4.71%	3.71%	4.29%

____________________

(1) All mortgage-backed securities are designated as available for sale.

The actual maturity of a mortgage-backed security is typically less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and increase or decrease its yield to maturity if the security was purchased at a discount or premium, respectively. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, when premiums or discounts are involved, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. During periods of rising interest rates, prepayment of the underlying mortgages generally slow down when the coupon rate of such mortgages is less than the prevailing market rate. The Company may be subject to extension risk when this occurs.

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

The Company is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, insured municipal obligations, certain mutual funds, investment grade corporate debt securities and other specified investments. At December 31, 2012, our investment securities amounted to $34.3 million, of which $9.0 million was designated as available for sale and $25.3 million was designated as held to maturity. The securities designated as held to maturity represent municipal obligations which are guaranteed by the issuer and further guaranteed and supported by private insurance companies. They consist of $24.3 million in general obligation bonds and $1.0 million in revenue bonds. Municipal bond investments are not backed by the U.S. Government or related agencies and therefore carry a higher degree of risk than investments in U.S. Government or related agencies.

The following table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated.

	December 31,
	2012				2011		2010
	Amortized Cost		Fair Value		Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

U.S. Government and agency securities	$9,000		$9,000		$22,994	$23,070	$36,991	$36,784
Municipal obligations	25,325		26,525		22,175	23,200	24,644	24,519
Total	$34,325	(1)	$35,525	(1)	$45,169	$46,270	$61,635	$61,303

_______________________

(1)	At December 31, 2012, investment securities with an amortized cost totaling $9.0 million were designated as available for sale. At December 31, 2012, gross unrealized losses amounted to $4,000 and there were $4,000 in gross unrealized gains. At December 31, 2012, $4.0 million of the Company’s investment securities were pledged to secure various obligations of the Company. See Note 3 to the Consolidated Financial Statements in Item 8.

Information regarding the contractual maturities and weighted average yield of the Company's investment securities portfolio at December 31, 2012 is presented below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2012
	One Year or Less	After One to Five Years	After Five to 10 Years	Over 10 Years	Total
	(Dollars in Thousands)

U.S. Government and agency securities	$—	$3,000	$4,000	$2,000	$9,000	(1)
Municipal obligations	191	2,994	4,894	17,246	25,325	(2)
Total	$191	$5,994	$8,894	$19,246	$34,325

Weighted average yield	1.0%	1.27%	1.67%	3.62%	2.69%

__________________

(1) The $9.0 million of U.S. Government agency securities are designated as available for sale.

(2) The $25.3 million of municipal obligations are designated as held to maturity and are tax exempt.

FHLB stock is a restricted investment security, carried at cost. The purchase of FHLB stock provides banks with the right to be a member of the FHLB and to receive the products and services that the FHLB provides to member banking institutions. Unlike other types of stock, FHLB stock is acquired primarily for the right to receive advances from the FHLB, rather than the for the purpose of earning dividends or price appreciation. FHLB stock is an activity based stock directly proportional to the volume of advances taken by a member institution. During the fourth quarter of 2008, the FHLB announced a decision to suspend the dividend on, and restrict the repurchase of, FHLB stock. In 2010, the FHLB began partial redemptions of excess stock. The FHLB redeemed $549,000 and $430,000 of the Company’s FHLB stock during 2012 and 2011, respectively. In 2012, the FHLB resumed paying dividends and paid a $3,000 dividend on the Company’s FHLB stock.

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

The primary market areas served by the Company are Delaware and Chester Counties, Philadelphia, and the suburban areas to the west and south of Philadelphia, including southern New Jersey. The Company attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. In addition, the Company maintains automated teller machines at its Broomall, Concordville, Havertown, Springfield, Lansdowne, Frazer, and Secane offices. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at December 31, 2012.

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

	December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(In Thousands)

Passbook and statement savings accounts	$50,284	13.5%	$47,157	12.5%	$42,847	11.1%
Money market accounts	28,057	7.6	30,072	8.0	24,458	6.4
Certificates of deposit	222,060	59.8	233,206	62.0	254,684	66.2
NOW and Super NOW accounts	54,393	14.7	53,754	14.3	50,410	13.1
Non-interest bearing accounts	16,243	4.4	11,859	3.2	12,196	3.2

Total deposits at end of year	$371,037	100.0%	$376,048	100.0%	$384,595	100.0%

The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)

(Decrease) increase before interest credited	$(8,213)	$(12,634)	$3,774
Interest credited	3,202	4,087	5,567
Net deposit (decrease) increase	$(5,011)	$(8,547)	$9,341

The following table sets forth maturities of the Company's certificates of deposit of $100,000 or more by time remaining to maturity as of the date indicated.

December 31, 2012
(In Thousands)

Three months or less	$6,780
Over three months through six months	10,444
Over six months through twelve months	14,297
Over twelve months	26,980
Total	$58,501

The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

	Year ended December 31,
	2012			2011			2010
	Average Balance	Average Rate Paid		Average Balance	Average Rate Paid		Average Balance	Average Rate Paid
	(Dollars in Thousands)

Passbook and statement Savings accounts	$48,668	0.23%		$45,600	0.44%		$42,269	0.50%
Money market accounts	30,419	0.29		27,600	0.59		23,243	0.71
Certificates of deposit	234,743	1.23		235,928	1.48		254,972	1.94
NOW and Super NOW	52,551	0.22		51,881	0.45		48,278	0.50
Non-interest bearing accounts	15,087	—		12,239	—		14,067	—
Total average deposits	$381,468	0.87	%(1)	$373,248	1.13	%(1)	$382,829	1.51	%(1)

______________________________

(1) Reflects average rate paid on total interest bearing deposits.

The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 2012 and 2011 and the amounts at December 31, 2012, which mature during the periods indicated.

	December 31,		Amounts at December 31, 2012 Maturing Within
Certificates of Deposit	2012	2011	One Year	Two Years	Three Years	Thereafter
	(In Thousands)

1.0% or less	$127,507	$105,840	$109,188	$15,429	$2,883	$7
1.01% to 2.0%	71,251	101,631	27,858	21,476	12,582	9,335
2.01% to 3.0%	21,791	22,443	7,530	997	2,128	11,136
3.01% to 5.5%	1,511	3,292	817	499	51	144
Total certificates of deposit	$222,060	$233,206	$145,393	$38,401	$17,644	$20,622

Borrowings. The Company may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank and certain of its loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At December 31, 2012, the Company had no advances from the FHLB of Pittsburgh. The Company continually reviews utilization of advances from the FHLB as a source of funding. Additional FHLB stock may be required to be held when advances from the FHLB are taken. At December 31, 2012, the Company had $1.3 million of FHLB stock.

The following table sets forth certain information regarding borrowed funds at or for the dates indicated:

	At or for the Year Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)

FHLB of Pittsburgh advances:
Average balance outstanding	—	—	$13,148
Maximum amount outstanding at any month-end during the year	—	—	32,000
Balance outstanding at end of year	—	—	—
Weighted average interest rate during the year	—	—	6.41%

Weighted average interest rate at end of year	—	—	—
Total borrowings:
Average balance outstanding	$3,027	$3,762	$17,096
Maximum amount outstanding at any month-end during the year	3,982	3,878	35,238
Balance outstanding at end of year	3,261	3,878	7,384
Weighted average interest rate during the year	0.26%	0.45%	5.07%
Weighted average interest rate at end of year	0.23%	0.38%	0.82%

Employees

The Company had 86 full-time employees and 19 part-time employees at December 31, 2012. None of these employees is represented by a collective bargaining agreement.

Subsidiaries

Presently, the Bank has three wholly-owned subsidiaries, Alliance Delaware Corp., Alliance Financial and Investment Services LLC, and 908 Hyatt Street LLC. Alliance Delaware Corp., which holds and manages certain investment securities, was formed in 1999 to accommodate the transfer of certain assets that are legal investments for the Bank and to provide for a greater degree of protection to claims of creditors. The laws of the State of Delaware and the court system create a more favorable environment for the business affairs of the subsidiary. Alliance Delaware Corp. currently manages certain investments for the Bank, which, as of December 31, 2012 and 2011, amounted to $60.7 million and $60.2 million, respectively. Alliance Financial and Investment Services LLC, which is currently inactive, was formed to participate in commission fees from non-insured investment products. 908 Hyatt Street LLC was formed to own and manage certain real estate properties. As of December 31, 2012 there were no properties held by 908 Hyatt Street LLC.

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

The following aspects of the financial reform and consumer protection act are related to the operations of Alliance Bank:

•	A new independent consumer financial protection bureau has been established within the FRB, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. However, smaller financial institutions, like Alliance Bank, continue to be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance is permanently increased to $250,000.

•	The deposit insurance assessment base calculation is now equal to the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•	The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of Alliance Bancorp:

•	Authority over savings and loan holding companies was transferred to the FRB.

•	Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies have been extended to thrift holding companies. The FRB has not issued regulations that address the levels of these capital requirements and when they will apply to Alliance Bancorp.

•	The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•	The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•	Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•	A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•	Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•	Stock exchanges will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•	Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies. Under the unsecured debt program, the FDIC’s guarantee expired on on December 31, 2012. The unlimited deposit insurance for noninterest-bearing transaction accounts was extended by the Dodd-Frank Act through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system).

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

Alliance Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At December 31, 2012, Alliance Bank’s capital ratios exceeded each of its capital requirements and is considered well capitalized.

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

An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions. At December 31, 2012, Alliance Bank was deemed a well capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

Recent Regulatory Capital Proposals. The FRB and the FDIC were part of a joint proposal in June 2012 seeking comment on three notices of proposed rulemaking (“NPR”) that would revise and replace the agencies’ current capital rules in connection with the Basel accords. The two NPRs discussed below concern capital issues of significant importance to Alliance Bank and Alliance Bancorp. The third NPR, relates to advanced approaches and market risk capital rules, is not applicable to the organization’s current operations.

The first NPR relates to Basel III and proposes to revise risk-based and leverage capital requirements, including the implementation of new common equity Tier 1 capital requirements and a higher minimum Tier 1 capital requirement. Also included in the NPR are proposed limitations on capital distributions and certain discretionary bonus payments for any banking organization not holding a specified buffer of common equity Tier 1 capital in excess of its minimum risk-based capital requirement. Revisions to the prompt correction action framework and the tangible common equity definition are also included in the NPR. The other NPR applicable to the organization’s operations proposes a standardized approach for risk-weighted assets to enhance risk sensitivity and to address certain weaknesses identified over recent years, including methods for determining risk-weighted assets for residential mortgages, securitization exposures and counterparty credit risk. The proposed changes in the two NPRs would be applicable to Alliance Bank and Alliance Bancorp.

The comment period for these NPRs ended on October 22, 2012. Since Basel III was intended to be implemented beginning January 1, 2013, the regulators intended to finalize the rules by that date. However, on November 9, 2012, the federal agencies, including the FRB and the FDIC, that proposed the NPRs announced that they did not expect that any of the proposed rules would become effective on January 1, 2013. Moreover, the announcement did not indicate the likely new effective date.

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

An institution that either before or after a proposed capital distribution fails to meet its then applicable minimum capital requirement or that has been notified that it needs more than normal supervision may not make any capital distributions without the prior written approval of the FDIC. In addition, the FDIC may prohibit a proposed capital distribution, which would otherwise be permitted by FDIC regulations, if the FDIC determines that such distribution would constitute an unsafe or unsound practice.

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

As a member, Alliance Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount in accordance with the FHLB’s capital plan and sufficient to ensure that the FHLB remains in compliance with its minimum capital requirements. At December 31, 2012, Alliance Bank was in compliance with this requirement.

Federal Reserve Board System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2012, Alliance Bank was in compliance with these reserve requirements.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such persons and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of such persons, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

At December 31, 2012, Alliance Bank was in compliance with the above restrictions.

Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the FRB, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the FRB, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

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

At December 31, 2012, Alliance Bank’s total federal pre-1988 reserve was approximately $7.1 million. The reserve reflects the cumulative effects of federal tax deductions for which no federal income tax provisions have been made.

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Alliance Bank has been subject to the AMT and as of December 31, 2012, had $1.6 million of AMT available as credit for carryover purposes.

Net Operating Loss Carryovers. Net operating losses incurred in taxable years beginning before August 6, 1997 may be carried back to the three preceding taxable years and forward to the succeeding 15 taxable years. For net operating losses in years beginning after August 5, 1997, other than 2001 and 2002, such net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years. Net operating losses arising in 2001 or 2002 may be carried back five years and may be carried forward 20 years. At December 31, 2012, Alliance Bancorp and Alliance Bank had no net operating loss carryfowards for federal income tax purposes, and approximately $1.7 million in capital loss carryfowards expiring through 2015. The Company expects fully realize the benefit of such carryfowards based on forecasted earnings and tax strategies.

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

Alliance Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act (the “MTIT”), as amended to include thrift institutions having capital stock. Pursuant to the MTIT, the tax rate is 11.5%. The MTIT exempts Alliance Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with U.S. generally accepted accounting principles with certain adjustments. The MTIT, in computing income under U.S. generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Alliance Bank. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes. At December 31, 2012, the Bank had approximately $330,000 and $192,000 in NOL carryforwards expiring in 2013 and 2014, respectively, for state tax purposes. The Bank recorded a full allowance for these carryfowards as projected State income at the Bank is not anticipated to be sufficient to realize these benefits.

Item 1A. Risk Factors.

Not applicable

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Offices and Properties

At December 31, 2012, the Company conducted its business from its executive offices in Broomall, Pennsylvania and eight full service offices, all of which are located in southeastern Pennsylvania.

The following table sets forth certain information with respect to the office and other properties of the Company at December 31, 2012.

		Net Book
		Value of
		Premises and	Amount of
Description/Address	Leased/Owned	Fixed Assets	Deposits
		(In Thousands)
MAIN OFFICE

Lawrence Park	Owned	$1,281	$85,610
541 Lawrence Road
Broomall, PA 19008

BRANCH OFFICES

Upper Darby	Leased (1)	186	39,597
69th and Walnut Sts
Upper Darby, PA 19082

Secane	Leased (2)	89	60,933
925 Providence Road
Secane, PA 19018

Newtown Square	Leased (3)	25	29,355
252 & West Chester Pike
Newtown Square, PA 19073

Havertown	Leased (4)	61	52,984
500 E. Township Line Road
Havertown, PA 19083

Lansdowne
9 E. Baltimore Pike	Owned	117	24,741
Lansdowne, PA 19050

Springfield	Owned (5)	652	36,971
153 Saxer Avenue
Springfield, PA 19064

Shoppes at Brinton Lake	Leased (6)	34	26,813
979 Baltimore Pike
Glen Mills, PA 19342

Westgate Plaza	Leased (7)	243	14,033
309 Lancaster Ave.
Frazer, PA 19355

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

(5) As of December 31, 2012 this property is owned. Prior to the reorganization and conversion in 2011 this property was owned by the Company’s former mutual holding company and leased to the Bank.

(6) The lease expires in January 2021 with two successive options to extend the lease for five years each.

(7) In January of 2012, the Company signed a lease to occupy this property and relocated its Paoli office to this location. The initial lease term is ten years with two five year renewal options.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II.

ITEM 5.    Market for The Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Corporate Information

Independent Registered Public Accounting Firm	Investor Information
ParenteBeard LLC	Investors, analysts and others seeking
1650 Market Street, Suite 4500	information may contact:
Philadelphia, PA 19103-7341

Market Makers	Kathleen P. Lynch
Stifel Nicholas & Company, Inc.	Corporate Secretary
Sandler O’ Neill & Partners, LP	541 Lawrence Road
USB Financial Services, Inc.	Broomall, PA 19008-3599
(610) 353-2900

Special Counsel	Transfer Agent
Elias, Matz, Tiernan & Herrick LLP	Direct questions regarding dividend checks,
734 15th Street, NW, 11th Floor	address and name changes or lost certificates to:
Washington, D.C. 20005	Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016

Market Information

Alliance Bancorp common stock is traded on the Nasdaq Global Market and quoted under the symbol “ALLB”. The closing price on December 31, 2012 was $12.70 per share. There were 5,201,734 shares outstanding as of December 31, 2012 and the Company had approximately 1,236 shareholders of record as of March 4, 2013.

For the Quarter Ended	High	Low	Close	Cash Dividends Declared

December 31, 2012	$12.85	$11.96	$12.70	$.05

September 30, 2012	12.80	12.03	12.40	.05

June 30, 2012	12.30	11.35	12.20	.05

March 31, 2012	11.53	10.60	11.53	.05

December 31, 2011	$10.77	$9.72	$10.77	$.05

September 30, 2011	11.22	10.02	10.40	.05

June 30, 2011	11.24	10.70	11.15	.04

March 31, 2011	11.70	10.47	10.70	.03

In January 2012, the Company approved a one year stock repurchase program of 10% of its outstanding shares or 547,433 shares of common stock. As of December 31, 2012, 272,703 shares have been repurchased under this program. In January 2013, the Company approved a one year extension to repurchase the remaining 274,730 shares under this program.

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 2012	6,400	$12.53	6,400	405,930
November 2012	101,200	12.68	101,200	304,730
December 2012	30,000	12.70	30,000	274,730

Totals	137,600	$12.67	137,600	274,730

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

	As of or For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Selected Financial Data
Total assets	$460,915	$469,487	$454,476	$464,216	$424,109
Cash and cash equivalents	112,305	95,852	61,891	74,936	28,308
Loans receivable, net	278,876	285,297	286,056	285,008	278,436
Mortgage-backed securities	7,524	11,303	16,146	23,355	31,921
Investment securities	34,325	45,245	61,428	52,336	62,070
Other real estate owned	2,092	2,587	2,675	2,968	—
Deposits	371,037	376,048	384,595	375,254	327,267
Borrowings (1)	3,261	3,878	7,384	35,090	41,632
Stockholders’ equity	80,002	82,995	48,991	48,445	48,899
Total liabilities	380,913	386,491	405,485	415,772	375,211
Allowance for loan losses	4,919	4,000	5,090	3,538	3,169
Non-accrual loans	3,537	11,859	13,699	6,457	5,209
Non-performing assets (2)	7,695	17,025	18,966	10,805	6,996

Selected Operating Data
Interest and dividend income	$17,409	$18,677	$19,797	$21,091	$22,542
Interest expense	3,210	4,104	6,434	9,509	11,701
Net interest income	14,199	14,573	13,363	11,582	10,841
Provision for loan losses	1,025	3,250	2,120	528	585
Net interest income after provision for loan losses	13,174	11,323	11,243	11,054	10,256
Other income	1,937	726	1,084	1,164	241
Other expenses	11,910	10,979	11,375	10,900	10,303
Income before income tax	3,201	1,070	953	1,318	194
Income tax expense (benefit)	659	(79)	(128)	(41)	(411)
Net income	$2,542	$1,149	$1,080	$1,359	$605

Basic earnings per share (3)	$0.48	$0.22	$0.20	$0.24	$0.11
Dilutive earnings per share (3)	$0.48	$0.21	$0.20	$0.24	$0.11

(Notes on Following Page)

	As of or For the Year Ended December 31,
	2012	2011	2010	2009	2008
Selected Operating Ratios
Average yield earned on interest-earning assets	3.92%	4.24%	4.64%	5.08%	5.64%
Average rate paid on interest-bearing liabilities	0.87	1.12	1.66	2.57	3.32
Average interest rate spread (4)	3.05	3.12	2.98	2.51	2.32
Net interest margin (4)	3.19	3.31	3.13	2.79	2.72
Ratio of interest-earning assets to interest-bearing liabilities	120.35	120.79	110.65	111.98	113.54
Noninterest expense as a percent of average assets	2.51	2.36	2.50	2.47	2.44
Return on average assets	0.54	0.25	0.24	0.30	0.14
Return on average equity	3.08	1.37	2.21	2.97	1.21
Dividend payout ratio	42.77	80.99	30.29	25.59	122.91
Efficiency ratio (5)	73.81	71.76	78.74	85.52	92.97
Ratio of average equity to average assets	17.43	18.05	10.74	11.08	11.79
Full-service offices at end of period	9	9	9	9	9

Asset Quality Ratios
Non-accrual loans as a percentage of total loans receivable	1.24%	4.09%	4.71%	2.24%	2.85%
Nonperforming loans as a percent of total loans receivable	1.97	4.98	5.59	2.71	2.48
Nonperforming assets as a percent of total assets (2)	1.67	3.63	4.17	2.33	1.65
Allowance for loan losses as a percent of total loans receivable	1.73	1.38	1.75	1.23	1.13
Allowance for loan losses as a percent of nonperforming loans	87.79	27.70	31.24	45.14	45.30
Allowance for loan losses as a percent of non-accrual loans	139.08	33.72	37.15	54.78	60.84
Net charge-offs to average loans receivable outstanding during the period	0.04	1.49	0.20	0.06	0.09

Bank Capital Ratios
Tier 1 leverage capital ratio	12.76%	12.85%	10.83%	10.17%	10.67%
Tier 1 risk-based capital ratio	23.43	21.85	16.13	15.97	16.33
Total risk-based capital ratio	24.69	23.10	17.38	17.17	17.47

(1)	Borrowings consist of advances, demand notes issued to the U.S. Treasury, customer sweep accounts, and the Employee Stock Ownership Plan (“ESOP”) debt prior to conversion.
(2)	Nonperforming assets consist of nonperforming loans, certain troubled debt restructurings and other real estate owned (“OREO”). Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more overdue, while OREO consists of real estate acquired through, or in lieu of, foreclosure.
(3)	The calculation of earnings per share for 2008 to 2010 has been adjusted for the exchange and additional share issuance in the reorganization and offering completed on January 18, 2011 which the exchange rate was 0.8200 shares of common stock of Alliance Bancorp, Inc. of Pennsylvania, the new Pennsylvania holding company.
(4)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	The efficiency ratio is calculated by dividing other expenses by the sum of net interest income and other income.

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

Overview

Alliance Bancorp is a Pennsylvania corporation and the holding company which owns 100% of the capital stock of Alliance Bank, a community oriented savings bank headquartered in Broomall, Pennsylvania. We operate a total of nine banking offices, eight of which are located in Delaware County and one in Chester County. Both counties are suburbs of Philadelphia. Our primary business consists of attracting deposits from the general public and using those funds, together with funds we borrow, to originate loans to our customers and invest in securities such as U.S. Government and agency securities, mortgage-backed securities and municipal obligations. At December 31, 2012, Alliance Bancorp had $460.9 million of total assets, $371.0 million of total deposits and stockholders’ equity of $80.0 million.

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

Our net income amounted to $2.5 million and $1.1 million for the years ended December 31, 2012 and 2011, respectively. Some of the major factors and trends which have impacted our results of operations in these periods include the following:

•	Low Market Rates of Interest. In recent periods, our results have been impacted from the historically low market rates of interest that have prevailed. During 2008, the FRB reduced the federal funds rate seven times from 4.25% at December 31, 2007 to a range of 0% to 0.25% at December 31, 2008 and throughout 2009 and remained at 0.25% at December 31, 2012. The average rates that we pay on our interest-bearing deposits and other liabilities have fallen steadily, from 3.32% for the year ended December 31, 2008 to 0.87% during the year ended December 31, 2012. We anticipate that the continued low rate environment will put further downward pressure on short term interest rates until an economic recovery is sustainable and when the interest rate environment begins to increase, it will cause pricing pressure on our deposit accounts and may have a negative impact on our net interest income and possibly our net income.

•	Increase in other income. Our other income increased $1.2 million or 166.7% in 2012, which was primarily due to the gain on sale of property held for future development which amounted to $806,000, and to a lesser extent, net gains from the sale of other real estate owned which amounted to $326,000.

•	Increase in other expense. Our other expense increased $931,000 or 8.5% in 2012, which was primarily due to provisions for write-downs on certain OREO properties, increases in salaries and benefits expense and advertising and marketing costs which were partially offset by decreases in FDIC deposit insurance premiums, professional fees and other non-interest expense. The decrease in the provision for loan losses during 2012 compared to 2011 was primarily due to the prior-year charge-offs of $3.7 million recorded in September 2011 on two former real estate construction loans.

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

FHLB Stock. FHLB stock represents required investment in the common stock of the FHLB and is carried at cost. The purchase of FHLB stock provides banks with the right to be a member of the FHLB and to receive the products and services that the FHLB provides to member banking institutions. Unlike other types of stock, FHLB stock is acquired primarily for the right to receive advances from the FHLB, rather than the for the purpose of earning dividends or stock price appreciation. FHLB stock is an activity based stock directly proportional to the volume of advances taken by a member institution. During the fourth quarter of 2008, the FHLB announced a decision to suspend the dividend on, and restrict the repurchase of, FHLB stock. In 2010, the FHLB began partial redemptions of excess stock. The FHLB redeemed $549,000 and $430,000 of the Company’s FHLB stock during 2012 and 2011, respectively. In 2012, the FHLB paid a $3,000 dividend on the Company’s FHLB stock.

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

Financial Condition

The Company’s total assets decreased $8.6 million or 1.8% to $460.9 million at December 31, 2012, compared to $469.5 million at December 31, 2011. This decrease can be attributed to a $14.1 million or 61.0% decrease in investment securities available for sale, a $3.8 million or 33.4% decrease in mortgage-backed securities, a $6.4 million or 2.3% decrease in net loans receivable, and a $1.8 million or 39.7% decrease in premises and equipment. These decreases were partially off-set by a $16.5 million or 17.2% increase in cash and cash equivalents and a $3.2 million or 14.2% increase in investment securities held to maturity.

Total liabilities decreased $5.6 million or 1.4% to $380.9 million at December 31, 2012, compared to $386.5 million at December 31, 2011. This decrease was primarily due to a $5.0 million or 1.3% decrease in total deposits and a $618,000 or 15.9% decrease in other borrowings. These decreases were partially offset by a $50,000 or 0.8% increase in accrued expenses and other liabilities.

Stockholders’ equity decreased $3.0 million to $80.0 million as of December 31, 2012 compared to $83.0 million at December 31, 2011. The decrease can be attributed to a $3.4 million increase in treasury stock, a $1.3 million or 44.5% increase in common stock acquired by benefit plans, and a $327,000 increase in accumulated other comprehensive loss. The decrease was partially off-set by a $1.5 million or 4.7% increase in retained earnings and a $612,000 or 1.1% increase in additional paid in capital.

Nonperforming assets decreased $9.3 million to $7.7 million or 1.67% of total assets at December 31, 2012 as compared to $17.0 million or 3.63% of total assets at December 31, 2011. The nonperforming assets at December 31, 2012 included $5.6 million in nonperforming loans and $2.1 million in OREO. The decrease in nonperforming assets was primarily due to an $8.8 million decrease in nonperforming loans that primarily resulted from the cash sale of a $3.2 million nonperforming construction loan and the transfer of a $4.4 million of former nonperforming real estate loans to OREO during the year ended December 31, 2012. Regarding the $4.4 million in loans transferred to OREO, the Company completed a $2.7 million sale of a previously owned multi-family OREO property that had a carrying value of $2.7 million in the fourth quarter of 2012. As of December 31, 2012, nonperforming loans included $2.4 million in single-family residential real estate loans, $2.9 million in commercial real estate loans and $324,000 in student loans, which are fully guaranteed by the U.S. Government. The allowance for loan losses amounted to $4.9 million or 87.8% of nonperforming loans at December 31, 2012 as compared to $4.0 million or 27.7% at December 31, 2011.

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

Results of Operations

General. The Company recorded net income of $2.5 million for the year ended December 31, 2012 as compared to net income of $1.1 million for 2011. Net income increased $1.4 million or 121.2% to $2.5 million or $0.48 per diluted share for the year ended December 31, 2012 as compared to $1.1 million or $0.21 per diluted share for the same period in 2011.

The increase in net income was primarily due to a $1.2 million or 166.7% increase in other income, an $894,000 or 21.8% decrease in interest expense, and a $2.2 million or 68.5% decrease in provision for loan losses for the year ended December 31, 2012 compared to the year ended December 31, 2011. The items above were partially offset by a $1.3 million or 6.8% decrease in interest income, a $931,000 or 8.5% increase in other expenses, and a $738,000 increase in income taxes for the year ended December 31, 2012 compared to the year ended December 31, 2011.

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

	Year Ended December 31,
	2012			2011			2010
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)(3)	$283,597	$15,616	5.51%	$291,719	$16,431	5.63%	$288,192	$16,878	5.86%
Mortgage-backed securities	9,424	368	3.90	13,678	560	4.09	19,897	822	4.13
Investment securities (3)	44,739	1,174	2.62	58,152	1,505	2.59	51,924	1,863	3.59
Other interest-earning assets	106,815	251	0.23	77,070	181	0.23	66,920	234	0.35
Total interest-earning assets	444,575	17,409	3.92	440,619	18,677	4.24	426,933	19,797	4.64
Noninterest-earning assets	29,068			25,466			28,006
Total assets	$473,643			$466,085			$454,939

Interest-bearing liabilities:
Deposits	$366,381	3,202	0.87	$361,009	4,087	1.13	$368,762	5,567	1.51
FHLB advances and other borrowings	3,032	8	0.26	3,762	17	0.45	17,096	867	5.07
Total interest-bearing liabilities	369,413	3,210	0.87	364,771	4,104	1.12	385,858	6,434	1.66
Noninterest-bearing liabilities	21,681			17,208			20,224
Total liabilities	391,094			381,979			406,082
Stockholders’ equity	82,549			84,106			48,857
Total liabilities and stockholders’ equity	$473,643			$466,085			$454,939

Net interest-earning assets	$75,162			$75,848			$41,075
Net interest income/interest rate spread		$14,199	3.05%		$14,573	3.12%		$13,363	2.98%
Net yield on interest-earning assets (2) (3)			3.19%			3.31%			3.13%
Ratio of interest-earning assets to interest-bearing liabilities			120.35%			120.79%			110.65%

(1)	Nonaccrual loans and loan fees have been included.
(2)	Net interest income divided by interest-earning assets.
(3)	The indicated yields are not reflected on a tax equivalent basis.

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

	Year Ended December 31,
	2012 vs. 2011
	Increase
	(Decrease) Due To
			Total
			Increase
(Dollars in Thousands)	Rate	Volume	(Decrease)

Interest-earning assets:
Loans receivable	$(362)	$(453)	$(815)
Mortgage-backed securities	(19)	(173)	(192)
Investment securities	16	(347)	(331)
Other interest-earning assets	—	70	70
Total interest-earning assets	(365)	(903)	(1,268)
Interest-bearing liabilities:
Deposits	(931)	46	(885)
FHLB advances and other borrowings	(7)	(2)	(9)
Total interest-bearing liabilities	(938)	44	(894)

Increase (decrease) in net interest income	$573	$(947)	$(374)

Net Interest Income. Net interest income is determined by the Company’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income decreased $374,000 or 2.6% during 2012 as compared to the same period in 2011. The decrease in net interest income was primarily due to a $1.3 million or 6.8% decrease in interest income on interest earning assets, partially off-set by a $894,000 or 21.8% decrease in interest expense on interest bearing liabilities. Overall, the interest rate spread decreased 7 basis points (one basis point is equal to 1/100 of a percent) from 3.12% for the year ended December 31, 2011 to 3.05% for the year ended December 31, 2012.

Interest and Dividend Income. Interest income decreased $1.3 million or 6.8% to $17.4 million for the year ended December 31, 2012, compared to the same period in 2011. The decrease was primarily due to an $815,000 or 5.0% decrease in interest income earned on loans, a $331,000 or 22.0% decrease in interest income on investment securities, and a $192,000 or 34.3% decrease in interest income earned on mortgage backed securities. The decrease in interest income was partially off-set by a $70,000 or 38.7% increase in interest income on balances due from depository institutions.

The decrease in interest income on loans was primarily due to an $8.1 million or 2.8% decrease in the average balance of loans outstanding and a 12 basis point or 2.1% decrease in the average yield earned on loans. The decrease in interest income on investment securities was primarily due to a $13.4 million or 23.1% decrease in the average balance of investment securities partially offset by a 3 basis point or 1.2% increase in the average yield earned on investment securities The decrease in interest income on mortgage backed securities was primarily due to a $4.3 million or 31.1% decrease in the average balance of mortgage backed securities and a 19 basis point or 4.6% decrease in the average yield earned on mortgage backed securities. The increase in interest due from depository institutions was due to a $29.7 million or 38.6% increase in the average balance of balances due from depository institutions.

Interest Expense. Interest expense decreased $894,000 or 21.8% in 2012 compared to 2011. This decrease was due to a decrease of $885,000 or 21.7% in interest expense on deposits and a decrease of $9,000 or 52.9% in interest expense on other borrowings. The decrease in interest expense on deposits was due to a 26 basis point or 23.0% decrease in the average rate paid on deposits, partially offset by a $5.4 million or 1.5% increase in the average balance outstanding. The decrease in interest expense on other borrowings was due to a $730,000 or 19.4% decrease in the average balance outstanding and a 19 basis point or 42.2% decrease in the average rates paid on other borrowings.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charges to operating results, in order to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all known and inherent losses that are both probable and reasonably estimable, at each reporting date. The allowance is based upon an assessment of prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, current economic conditions in the Company’s market area and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses amounted to $1.0 million and $3.3 million for the years ended December 31, 2012 and 2011, respectively. The decrease in the provision for loan losses during 2012 compared to 2011 was primarily due to the receipt of updated appraisals in the prior-year for two real estate construction loans and management’s decision to reduce the carrying values of those loans in 2011 to bulk sale or liquidation values of the collateral supporting those loans.

Other Income. Total other income increased $1.2 million or 166.7% to $1.9 million for the year ended December 31, 2012, compared to 2011. The increase was primarily the result of an $806,000 gain on the sale of premises and equipment from the sale of real property held for future development. The increase in other income also included a $326,000 net gain on the sale of OREO, $39,000 in rental income on OREO properties, and a $14,000 increase in other fee income for the year ended December 31, 2012. These increases were partially offset by a $9,000 or 2.8% decrease in the cash surrender value of bank owned life insurance and a $6,000 or 2.5% decrease in service charges on deposit accounts for the year ended December 31, 2012.

Other Expenses. Total other expenses amounted to $11.9 million and $11.0 million for the years ended December 31, 2012 and 2011, respectively. The increase was primarily due to a $670,000 or 10.8% increase in salary and employee benefits, a $65,000 or 18.7% increase in advertising and marketing expense, and a $290,000 increase in provision for OREO for the year ended December 31, 2012 when compared to the same period in 2011. These increases were partially offset by a $25,000 or 4.2% decrease in professional fees, and a $34,000 or 7.9% decrease in FDIC insurance premiums.

Income Tax Expense (Benefit). Income tax expense (benefit) amounted to $659,000 and $(79,000) for the years ended December 31, 2012 and 2011, respectively, resulting in effective tax rates of 20.6% and (7.3)%, respectively. The increase in the income tax expense effective rate for the year ended December 31, 2012 was primarily due to higher pre-tax income in 2012 compared to 2011. The tax benefit in 2011 primarily resulted from tax exempt income from Bank-owned life insurance and certain tax-exempt securities purchased by the Company.

Liquidity and Capital Resources

The Company’s liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The Company’s primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations. Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition. After the completion of its reorganization and stock offering in January of 2011, the Company’s liquidity and capital position were further strengthened resulting from $30.0 million in net proceeds from the stock offering. The Company attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors. Any excess funds are invested in overnight and other short-term interest-earning accounts. The Company generates cash flow through the retail deposit market, its traditional funding source, for use in investing activities. In addition, the Company may utilize borrowings such as FHLB advances for liquidity or profit enhancement. At December 31, 2012, the Company had no outstanding FHLB advances and $117.1 million of borrowing capacity from the FHLB of Pittsburgh. FHLB stock is required to be held when advances from the FHLB are taken. Further, the Company has access to the Federal Reserve Bank discount window. At December 31, 2012, the Company had no such funds outstanding from the Federal Reserve Bank.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company. At December 31, 2012, the total approved loan commitments outstanding amounted to $10.4 million. At the same date, commitments under unused lines of credit amounted to $25.6 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2012, totaled $145.4 million. Management believes that a significant portion of maturing deposits will remain with the Company. Investment and mortgage-backed securities totaled $41.8 million at December 31, 2012, of which $252,000 are scheduled to mature or reprice in one year or less. The Company anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

Bank Regulatory Capital Requirements

The following table summarizes the Bank’s total stockholder’s equity, FDIC regulatory capital, total FDIC risk-based assets, leverage and risk-based regulatory ratios at December 31, 2012.

(Dollars in Thousands)

Total stockholder’s equity or GAAP capital (Bank)	$61,643
FDIC adjustment for securities available-for-sale	(337)
FDIC adjustment for retirement plans	2,012
FDIC adjustment for deferred tax assets	(4,974)
FDIC tier 1 capital	58,344
Plus: FDIC tier 2 capital (1)	3,135
Total FDIC risk-based capital	$61,479

FDIC quarterly average total assets for leverage ratio	$457,345
FDIC net risk-weighted assets	249,036

FDIC leverage capital ratio	12.76%
Minimum requirement (2)	4.00% to 5.00%

FDIC risk-based capital - tier 1	23.43%
Minimum requirement	4.00%

FDIC total risk-based capital (tier 1 & 2)	24.69%
Minimum requirement	8.00%

(1)	Tier 2 capital consists entirely of the allowable portion of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets as detailed under regulations of the FDIC.

(2)	The FDIC has indicated that most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional cushion of 100 to 200 basis points. As of December 31, 2012, the Bank had not been advised of any additional requirements in this regard.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of December 31, 2012.

	Payments Due by Period
	Less Than	One to	Three to	More Then
	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)

Other Borrowings	$3,261	$—	$—	$—	$3,261
Certificates of deposit	145,394	56,045	16,253	4,367	222,059
Retirement plan obligations	332	1,059	2,547	4,789	8,727
Operating lease obligations	456	915	613	1,282	3,266
Total contractual obligations	$149,443	$58,019	$19,413	$10,438	$237,313

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and letters of credit.

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

	At December 31,
	2012	2011
	(Dollars in thousands)

Commitments to extend credit:(1)
Future loan commitments	$10,403	$9,385
Undisbursed construction loans	8,764	4,179
Undisbursed home equity lines of credit	4,550	4,601
Undisbursed commercial lines of credit	12,055	13,297
Overdraft protection lines	192	189
Standby letters of credit	888	508
Total Commitments	$36,852	$32,159

(1)	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Asset and Liability Management

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap”, provides an indication of the extent to which a bank’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. Alliance Bank’s one year gap position at December 31, 2012 was a negative 21.5% primarily due to the $145.4 million of certificate accounts which mature during the one year period subsequent to December 31, 2012. In order to minimize the potential for adverse effects of material and prolonged changes in interest rates on Alliance Bank’s results of operations, Alliance Bank’s management has implemented and continues to monitor asset and liability management policies to better match the maturities and repricing terms of Alliance Bank’s interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of: (i) emphasizing investment in adjustable-rate mortgage loans (“ARMs”) and shorter-term (15 years or less) mortgage-backed securities; (ii) originating short-term secured commercial loans with balloon provisions or the rate on the loan tied to the prime rate; (iii) purchasing shorter-term (primarily two to ten years) investment securities of investment grade quality and U.S. Government Agency Bonds with terms of 15 years or less; (iv) selling longer-term (15 years or more) fixed-rate residential mortgage loans in the secondary market; (v) maintaining a high level of liquid assets (including investments and mortgage backed securities available for sale) that can be readily reinvested in higher yielding investments should interest rates rise; (vi) emphasizing the retention of lower-costing savings accounts and other core deposits; (vii) using interest rate floors and prepayment penalties on loan products; and (viii) lengthening liabilities and locking in lower borrowing rates with longer terms whenever possible.

The following table summarizes the anticipated maturities or repricing of Alliance Bank’s interest-earning assets and interest-bearing liabilities as of December 31, 2012 based on the information and assumptions set forth in the footnotes below.

	1 Year or Less	Over 1 Year to 3 Years	Over 3 Years to 5 Years	Over 5 Years to 15 Years	Over 15 Years	Total
	(Dollars in thousands)
Interest-earning assets
Loans receivable(1)	$41,053	$57,393	$30,732	$126,134	$24,946	$280,258
Mortgage-backed securities(2)	1,876	1,145	1,050	1,986	1,467	7,524
Investment securities(3)	5,002	4,384	2,463	13,177	9,299	34,325
Other interest-earning assets	112,305	—	—	—	—	112,305
Total interest-earning assets	160,236	62,922	34,245	141,297	35,712	434,412
Interest-bearing liabilities
Savings accounts(4)	10,057	10,057	10,057	10,057	10,056	50,284
NOW accounts	54,393	—	—	—	—	54,393
Money market deposit accounts	28,057	—	—	—	—	28,057
Certificate accounts	145,394	56,045	16,253	4,367	—	222,059
Borrowed money	21,124	—	—	—	—	21,124
Total interest-bearing liabilities	259,025	66,102	26,310	14,424	10,056	375,917
Repricing GAP during the period	(98,789)	(3,180)	7,935	126,873	25,656	58,495
Cumulative GAP	$(98,789)	$(101,969)	$(94,034)	$32,839	$58,495
Ratio of GAP during the period to total assets	(21.4)%	(0.7)%	1.7%	27.5%	5.6%
Ratio of cumulative GAP to total assets	(21.4)%	(22.1)%	(20.4)%	7.1%	12.7%

____________

(1)	Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are contractually due to mature. Fixed-rate loans are included in the period in which they are contractually due to mature. Balances have been reduced by $3.5 million for nonaccrual loans at December 31, 2012.
(2)	Reflects the expected average life of the mortgage-backed security.
(3)	Reflects repricing or contractual maturity with respect to investment securities.
(4)	For savings accounts, which totaled $50.3 million at December 31, 2012, assumes a decay rate of 20% per period.

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

The table below sets forth as of December 31, 2012, the estimated changes in our NPV that would result from designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rates changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of December 31, 2012
Change in Interest Rates (Basis Points)(1)	Amount	Dollar Change from Base	Percentage Change from Base
	(Dollars in thousands)
+300	$55,891	$(7,920)	(12.4)%
+200	59,446	(4,365)	(6.8)
+100	62,483	(1,328)	(2.1)
Flat	63,811	—	—
-100	61,864	(1,947)	(3.1)
-200	62,259	(1,552)	(2.4)

____________

(1)	Assumes an instantaneous uniform change in interest rates. One basis point equals 0.01%.

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2012.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in thousands)
+300	$13,939	$134	1.0%
+200	13,998	193	1.4
+100	13,998	193	1.4
Flat	13,805	—	—
-100	14,119	314	2.3
-200	14,101	296	2.1

The above table indicates that as of December 31, 2012, in the event of an immediate and sustained 200 basis point increase in interest rates, our net interest income for the 12 months ending December 31, 2013 would be expected to increase by $193,000 or 1.4% to $14.0 million.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Comprehensive Income.  The amendments in this ASU are intended to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.  The ASU is effective for public entities for reporting periods beginning after December 15, 2012.  The Company is evaluating the impact of the ASU, but does not expect a material impact on the financial statements.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and
Stockholders of Alliance Bancorp, Inc. of Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Alliance Bancorp, Inc. of Pennsylvania and subsidiaries (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bancorp, Inc. of Pennsylvania and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ParenteBeard LLC

Philadelphia, Pennsylvania
March 22, 2013

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2012	2011

Assets
Cash and cash due from depository institutions	$984,043	$1,397,223
Interest bearing deposits with depository institutions	111,320,893	94,454,975
Total cash and cash equivalents	112,304,936	95,852,198
Investment securities available for sale	8,999,740	23,069,933
Mortgage-backed securities available for sale	7,523,931	11,302,852
Investment securities held to maturity (fair value - 2012, $26,525,426; 2011, $23,199,869)	25,325,160	22,174,747
Loans receivable - net of allowance for loan losses - 2012, $4,918,952; 2011, $3,999,542	278,875,991	285,296,790
Accrued interest receivable	1,502,392	1,666,050
Premises and equipment – net	2,688,294	4,461,033
Other real estate owned (OREO)	2,091,780	2,587,150
Federal Home Loan Bank (FHLB) stock-at cost	1,338,100	1,886,800
Bank owned life insurance	12,154,683	11,842,364
Deferred tax asset – net	6,050,717	5,842,558
Other prepaid expenses and assets	2,059,099	3,504,115

Total Assets	$460,914,823	$469,486,590

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$16,243,096	$11,859,004
Interest bearing deposits	354,793,631	364,188,913
Total deposits	371,036,727	376,047,917

Other borrowings	3,260,533	3,878,345
Accrued expenses and other liabilities	6,615,277	6,565,049
Total Liabilities	380,912,537	386,491,311

Stockholders’ Equity
Common stock, $.01 par value; shares authorized – 50,000,000 shares issued - 5,474,437; shares outstanding - 2012, 5,201,734; 2011, 5,474,437	54,747	54,747
Additional paid-in capital	57,008,955	56,396,555
Retained earnings	32,273,617	30,818,973
Common stock acquired by benefit plans	(4,227,875)	(2,926,840)
Accumulated other comprehensive loss	(1,675,419)	(1,348,156)
Treasury stock, at cost: 2012, 272,703 shares; 2011, -0- shares	(3,431,739)	—
Total Stockholders’ Equity	80,002,286	82,995,279

Total Liabilities and Stockholders’ Equity	$460,914,823	$469,486,590

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2012	2011

Interest and Dividend Income
Loans, including fees	$15,616,208	$16,430,298
Mortgage-backed securities	368,229	560,072
Investment securities:
Taxable	226,204	472,385
Tax – exempt	944,801	1,033,478
Dividends	3,094	—
Balances due from depository institutions	250,337	181,278
Total interest and dividend income	17,408,873	18,677,511

Interest Expense
Deposits	3,202,317	4,086,712
Other borrowings	7,551	17,480
Total interest expense	3,209,868	4,104,192

Net Interest Income	14,199,005	14,573,319
Provision for Loan Losses	1,025,000	3,250,000
Net Interest Income After Provision for Loan Losses	13,174,005	11,323,319

Other Income
Service charges on deposit accounts	250,176	256,559
Other fee income	202,321	188,040
Net loss on sale of securities	—	(43,952)
Gain on sale of OREO, net	326,283	3,785
Increase in cash surrender value of bank owned life insurance	312,319	321,378
Rental income from OREO	39,431	—
Gain on sale of premises and equipment	805,817	—
Other	679	532
Total other income	1,937,026	726,342

Other Expenses
Salaries and employee benefits	6,859,668	6,189,506
Occupancy and equipment	1,824,123	1,808,639
FDIC deposit insurance premiums	398,241	432,570
Advertising and marketing	413,523	348,385
Professional fees	568,885	593,558
Loan and OREO expense	198,117	187,145
Directors’ fees	235,550	238,100
Provision for loss on OREO	301,830	11,446
Other	1,110,490	1,170,163
Total other expenses	11,910,427	10,979,512

Income Before Income Tax Expense (Benefit)	3,200,604	1,070,149

Income Tax Expense (Benefit)	659,000	(79,000)

Net Income	$2,541,604	$1,149,149

Basic Earnings per Share	$0.48	$0.22
Dilutive Earnings per Share	$0.48	$0.21

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2012	2011

Net Income	$2,541,604	$1,149,149

Other Comprehensive Income (Loss)
Additional minimum liability for Retirement Plans- net of tax benefit - 2012, $(77,546); 2011, $(517,308);	(150,529)	(1,004,187)
Unrealized gain (loss) on securities net of tax (benefit) expense - 2012, $(91,044); 2011, $38,719	(176,734)	75,157
Plus reclassification adjustment for realized loss on sale of securities (net) included in net income net of tax benefit of $19,284	—	37,435

Total Other Comprehensive Loss	(327,263)	(891,595)

Comprehensive Income	$2,214,341	$257,554

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2012 and 2011

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Acquired by Benefit Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2011	$72,250	$23,999,125	$30,600,478	$(481,789)	$(456,561)	$(4,742,410)	$48,991,093

ESOP shares committed to be released		(8,000)		150,090			142,090
Common stock acquired by ESOP				(1,611,357)			(1,611,357)
Net income			1,149,149				1,149,149
Dividends declared ($0.17 per share)			(930,654)				(930,654)
Dissolution of mutual holding company		6,847,743					6,847,743
Proceeds from issuance of common stock,
net of offering costs of $2,602,657	54,747	29,927,346					29,982,093
Stock-based compensation (stock options)		79,642					79,642
Stock-based compensation (restricted stock)		220,859					220,859
Common stock acquired by 2011 Trust (94,500 shares)				(983,784)			(983,784)
Cancellation of common stock and treasury stock	(72,250)	(4,670,160)				4,742,410	—
Other comprehensive loss					(891,595)		(891,595)

Balance, December 31, 2011	$54,747	$56,396,555	$30,818,973	$(2,926,840)	$(1,348,156)	$—	$82,995,279

ESOP shares committed to be released		5,000		153,600			158,600
Net income			2,541,604				2,541,604
Dividends declared ($0.20 per share)			(1,086,960)				(1,086,960)
Stock-based compensation (stock options)		162,092					162,092
Stock-based compensation (restricted stock)		445,308					445,308
Common stock acquired by 2011 Trust (124,477 shares)				(1,454,635)			(1,454,635)
Acquisition of treasury stock (272,703 shares)						(3,431,739)	(3,431,739)
Other comprehensive loss					(327,263)		(327,263)

Balance, December 31, 2012	$54,747	$57,008,955	$32,273,617	$(4,227,875)	$(4,227,875)	$(3,431,739)	$80,002,286

 See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011
Cash Flow From Operating Activities
Net income	$2,541,604	$1,149,149
Adjustments to reconcile net income to cash provided by operating activities:
Provision for:
Loan losses	1,025,000	3,250,000
Depreciation and amortization	504,591	535,701
Write down of OREO	301,830	11,446
Loss on sale of securities	—	43,952
Stock-based compensation expense	766,000	442,591
Deferred tax benefit	(39,569)	(199,000)
Gain on the sale of premises and equipment	(805,817)	—
Gain on the sale of OREO	(326,283)	(3,785)
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	(177,847)	(554,124)
Prepaid expenses and other assets	1,445,016	41,333
Increase in cash surrender value of bank owned life insurance	(312,319)	(321,378)
Accrued interest receivable	163,658	175,175
Net cash provided by operating activities	5,085,864	4,571,060

Cash Flow From Investing Activities
Purchase of investment securities-available for sale	(17,000,000)	(39,920,000)
Purchase of investment securities-held to maturity	(6,890,000)	(6,605,000)
Loans originated and acquired	(67,581,828)	(44,583,708)
Proceeds from maturities and calls of investment securities	34,733,626	62,299,752
Proceeds from the sale of securities available for sale and held to maturity	—	957,771
Redemption of FHLB stock	548,700	430,000
Principal repayments of:
Loans	68,535,917	39,350,611
Mortgage-backed securities	3,587,297	4,730,697
Purchase of premises and equipment	(778,589)	(392,784)
Investment in OREO	(486,000)	—
Proceeds from the sale of premises and equipment	2,852,554	—
Proceeds from the sale of OREO	5,447,533	2,822,974
Net cash provided by investing activities	22,969,210	19,090,313

Cash Flow From Financing Activities
Dividends paid	(1,086,960)	(930,654)
Decrease in deposits	(5,011,190)	(8,546,902)
Purchase of treasury stock	(3,431,739)	—
Cash from mutual holding company reorganization	—	3,804,517
Subscriptions payable	—	(7,908,463)
Proceeds from stock issuance, net	—	29,982,093
Acquisition of stock by benefit plans	(1,454,635)	(2,595,141)
Decrease in other borrowings	(617,812)	(3,505,413)
Net cash (used in) provided by financing activities	(11,602,336)	10,300,037

Increase in Cash and Cash Equivalents	16,452,738	33,961,410
Cash and Cash Equivalents, Beginning of Year	95,852,198	61,890,788
Cash and Cash Equivalents, End of Year	$112,304,936	$95,852,198

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$3,209,873	$4,098,513
Income taxes	$—	$770,000

Supplemental Schedule of Noncash Financing and Investing Activities:
Other real estate acquired in settlement of loans	$4,441,710	$2,742,350
Premises and equipment-net acquired from mutual holding company reorganization	$—	$2,057,259
Investments acquired from mutual holding company reorganization	$—	$310,069
Other prepaid expenses and assets (liabilities) acquired (assumed) from mutual holding company reorganization	$—	$(23,102)
Deferred tax asset-net acquired from mutual holding company reorganization	$—	$699,000

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Notes to Consolidated Financial Statements

1.	Organizational Structure and Nature of Operations

On January 18, 2011, Alliance Mutual Holding Company and Alliance Bancorp, Inc. of Pennsylvania, the federally chartered mid-tier holding company for Alliance Bank (the “Bank”) completed a reorganization and conversion (the “second step conversion”), pursuant to which Alliance Bancorp, Inc. of Pennsylvania, a new Pennsylvania corporation (“Alliance Bancorp” or the “Company”), acquired all the issued and outstanding shares of the Bank’s common stock. In connection with the second step conversion, 3,258,475 shares of common stock, par value $0.01 per share, of Alliance Bancorp were sold in subscription, community and syndicated community offerings to certain depositors of the Bank and other investors for $10 per share, or $32.6 million in the aggregate (the “Offering”), and 2,215,962 shares of common stock were issued in exchange for the outstanding shares of common stock of the mid-tier holding company, which also was known as Alliance Bancorp, Inc. of Pennsylvania, held by the “public” shareholders of the mid-tier holding company. Each share of common stock of the mid-tier holding company was converted into the right to receive 0.8200 shares of common stock of Alliance Bancorp in the second step conversion. As a result of the second step conversion, the former mutual holding company and the mid-tier company were merged into Alliance Bancorp and 548,524 (pre-conversion) treasury shares were canceled. Additionally, the Bank’s Employee Stock Ownership Plan (“ESOP”) was issued a line of credit for up to $1.9 million, which it used to purchase 50,991 shares of common stock in the Offering and 100,000 additional shares of common stock in the open market following the Offering.

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

The Company has evaluated events and transactions occurring subsequent to December 31, 2012, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation - The consolidated financial statements of the Company include the accounts of the Bank and its three wholly-owned subsidiaries, Alliance Delaware Corp., Alliance Financial and Investment Services LLC, and 908 Hyatt Street LLC. Alliance Delaware Corp. holds and manages certain investment securities. Alliance Financial and Investment Services LLC, which is currently inactive, was formed to participate in commission fees from non-insured investment products. 908 Hyatt Street LLC was formed to own and manage certain real estate properties. As of December 31, 2012 and 2011, there were no properties held by 908 Hyatt Street LLC.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. It also requires the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the potential impairment of FHLB stock, the valuation of deferred tax assets, liability and expense of employee benefit obligations, and evaluation of securities for other than temporary impairment.

Segment Information – The Company has no reportable segments. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk.

The Company operates only in the U.S. domestic market, primarily in Pennsylvania’s Delaware and Chester Counties. For the years ended December 31, 2012 and 2011, there was no one customer that accounted for more than 10% of the Company’s revenue.

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with depository institutions. As of December 31, 2012 and 2011, the Bank’s minimum required reserve balance with the Federal Reserve Bank was approximately $511,000 and $887,000, respectively.

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

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Securities Available for Sale
U.S. Government obligations	$1,996	$4	$—	$—	$1,996	$4
Mortgage-backed securities	3	—	—	—	3	—

Total securities available for sale	$1,999	$4	$—	$—	$1,999	$4

Securities Held to Maturity
Municipal obligations	$1,719	$5	$—	$—	$1,719	$5

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Securities Available for Sale
U.S. Government obligations	$2,995	$5	$—	$—	$2,995	$5
Mortgage-backed securities	119	2	—	—	119	2

Total securities available for sale	$3,114	$7	$—	$—	$3,114	$7

Securities Held to Maturity
Municipal obligations	$—	$—	$—	$—	$—	$—

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

As of December 31, 2012, management believes that the estimated fair values of the securities disclosed above are primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. As of December 31, 2012, there was 1 U.S. government obligation, 1 mortgage-backed security, and 3 municipal securities in an unrealized loss position. Of the securities in an unrealized loss position at December 31, 2012, there were none in an unrealized loss position for twelve months or longer. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of December 31, 2012 represents an other-than-temporary impairment.

Federal Home Loan Bank Stock- FHLB Stock, which represents the required investment in the common stock of a correspondent bank, is carried at cost. Management evaluates its FHLB stock for impairment.

Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of its cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this decline has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge was necessary related to the FHLB stock in 2012 or 2011.

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

For all classes of loans receivable, the accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan that is 90 days or more past due may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, when a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2012:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$1,723	$496	$2,406	$4,625	$122,051	$126,676	$1,742
Multi-family	—	—	—	—	20,935	20,935	—
Commercial	2,155	276	2,873	5,304	106,005	111,309	—
Land and construction	—	—	—	—	10,654	10,654	—
Commercial business	—	—	—	—	9,852	9,852	—
Consumer	148	124	324	596	4,752	5,348	324
Total	$4,026	$896	$5,603	$10,525	$274,249	$284,774	$2,066

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2011:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$1,509	$252	$3,073	$4,834	$113,225	$118,059	$2,018
Multi-family	—	—	—	—	10,757	10,757	—
Commercial	3,420	56	3,016	6,492	123,699	130,191	—
Land and construction	—	—	7,707	7,707	6,888	14,595	—
Commercial business	—	—	81	81	9,400	9,481	—
Consumer	207	119	561	887	5,729	6,615	561
Total	$5,136	$427	$14,438	$20,001	$269,698	$289,699	$2,579

The following table presents nonaccrual loans by classes of the loan portfolio.

	December 31,
	2012	2011
(Dollars in thousands)

Real estate:
Single-family	$664	$1,055
Multi-family	—	—
Commercial	2,873	3,016
Land and construction	—	7,707
Commercial business	—	81
Consumer	—	—
Total non-accruing loans	$3,537	$11,859

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of December 31, 2012:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)

Real estate:
Single-family	$122,821	$1,409	$2,446	$—	$126,676
Multi-family	17,120	—	3,815	—	20,935
Commercial	101,911	2,680	6,718	—	111,309
Land and construction	10,654	—	—	—	10,654
Commercial business	9,852	—	—	—	9,852
Consumer	5,348	—	—	—	5,348
Total	$267,706	$4,089	$12,979	$—	$284,774

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

The following table presents the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the year ended December 31, 2012:

(Dollars in thousands)	Single Family Real Estate	Multi Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Commercial Business	Total
Allowance for loan losses for the year ended December 31, 2012:
Beginning balance	$693	$234	$2,289	$525	$20	$239	$4,000
Charge-offs	(42)	—	(59)	(440)	(9)	—	(550)
Recoveries	10	—	12	420	2	—	444
Provisions	366	389	432	(153)	5	(14)	1,025
Ending balance	$1,027	$623	$2,674	$352	$18	$225	$4,919
Allowance for loan losses:
Ending balance	$1,027	$623	$2,674	$352	$18	$225	$4,919
Ending balance:
individually evaluated for impairment	$8	$436	$866	$—	$—	$—	$1,310
Ending balance:
collectively evaluated for impairment	$1,019	$187	$1,808	$352	$18	$225	$3,609
Ending balance:
loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans receivable:
Ending balance	$126,676	$20,935	$111,309	$10,654	$5,348	$9,852	$284,774
Ending balance:
individually evaluated for impairment	$191	$3,815	$8,940	$—	$—	$—	$12,946
Ending balance:
collectively evaluated for impairment	$126,485	$17,120	$102,369	$10,654	$5,348	$9,852	$271,828
Ending balance:
loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

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

For multi-family, commercial, and land and construction loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

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

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the year ended December 31, 2012:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Single-family	$—	$—	$—	$—	$—
Multi-family	$—	$—	$—	$—	$—
Commercial	$898	$898	$—	$811	$46

With an allowance recorded:
Real estate:
Single-family	$191	$191	$8	$48	$1
Multi-family	$3,815	$3,815	$436	$3,351	$111
Commercial	$8,042	$8,042	$866	$7,435	$337

Total:
Real estate:
Single-family	$191	$191	$8	$48	$1
Multi-family	$3,815	$3,815	$436	$3,351	$111
Commercial	$8,940	$8,940	$866	$8,246	$383

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the year ended December 31, 2011:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Multi-family	$—	$—	$—	$—	$—
Commercial	$2,507	$2,507	$—	$1,537	$46
Land and construction	$5,861	$10,289	$—	$5,861	$145
Commercial business	$81	$81	$—	$25	$1

With an allowance recorded:
Real estate:
Multi-family	$2,834	$2,834	$157	$944	$29
Commercial	$2,484	$2,484	$205	$679	$34
Land and construction	$1,846	$1,846	$305	$526	$—
Commercial business	$—	$—	$—	$—	$—

Total:
Real estate:
Multi-family	$2,834	$2,834	$157	$944	$29
Commercial	$4,991	$4,991	$205	$2,216	$80
Land and construction	$7,707	$12,135	$305	$6,387	$145
Commercial business	$81	$81	$—	$25	$1

The following table summarizes information in regards to loans classified as troubled debt restructurings during the year ended December 31, 2012:

(Dollars in Thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Real estate:
Single-family	1	$191	$191
Multi-family	—	—	—
Commercial	8	$4,016	$4,016
Land and construction	—	—	—
Commercial business	—	—	—
Consumer	—	—	—

There were no troubled debt restructurings with a payment default, with the payment default occurring within 12 months of restructure, and payment default occurring during the year ended December 31, 2012.

At December 31, 2012, the Company had one single-family loan with a carrying value of $191,000, two multi-family loans with a carrying value of $3.8 million, and eleven commercial real estate loans with a carrying value of $5.3 million classified as troubled debt restructurings. The one single-family loan was classified as substandard in the Company’s allowance for loan losses and had an $8,000 allowance against it. The two multi-family loans are to one borrower, were classified as substandard in the Company’s allowance for loan losses, and have $436,000 of allowances against them. The eleven commercial real estate loans are to four borrowers and have $557,000 of allowances against them. Eight of the eleven commercial real estate loans are to two borrowers and are classified as special mention in the Company’s allowance for loan losses. Three of the eleven commercial real estate loans and are classified as substandard in the Company’s allowance for loan losses. All of the troubled debt restructurings consisted of changes in interest rates and no principal was forgiven.

The following table summarizes information in regards to troubled debt restructurings for the year ended December 31, 2011:

(Dollars in Thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Real estate:
Single-family	—	—	—
Multi-family	—	—	—
Commercial	3	$1,280	$1,280
Land and construction	—	—	—
Commercial business	—	—	—
Consumer	—	—	—

	Number of Contracts	Recorded Investment
That Subsequently Defaulted
Real estate:
Single-family	—	—
Multi-family	—	—
Commercial	—	—
Land and construction	2	$5,861
Commercial business	—	—
Consumer	—	—

At December 31, 2011, the Company had two multi-family, three commercial real estate, and two land and construction loans classified as troubled debt restructurings. The two multi-family loans are to one borrower, were classified as substandard in the Company’s allowance for loan losses, and have a $157,000 allowance against them. The three commercial real estate loans are to one borrower, are classified as special mention in the Company’s allowance for loan losses, and had no reserves against them. The two land and construction loans are to two borrowers, were classified as substandard in the Company’s allowance for loan losses and had been written down by $3.7 million in charge-offs as of December 31, 2011, and had no allowance against them. All of the troubled debt restructurings consisted of changes in interest rates and no principal was forgiven.

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

The Company recognizes interest and penalties on income taxes as a component of income tax expense. The Company’s federal income and state tax returns for taxable years through December 31, 2008 have been closed for purposes of examination by the Internal Revenue Service and Pennsylvania Department of Revenue.

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

Employee Benefit Plans- The Company’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Company may elect to match employee contributions, as a profit sharing payment, up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors. The Company’s profit sharing contribution related to the plan resulted in expenses of $120,000 and $110,000 for 2012, and 2011, respectively.

The Company also maintains a Supplemental Executive Retirement Plan and a Retirement Income Plan (the “Plans”). The accrued amount for the Plans included in other liabilities was $3.9 million and $3.8 million at December 31, 2012 and 2011, respectively. The expense associated with the Plans for the years ended December 31, 2012, and 2011 was $243,000, and $255,000, respectively.

Advertising Costs- The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising costs were approximately $414,000 and $348,000 for the years ended December 31, 2012 and December 31, 2011, respectively.

Earnings per Share – Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”) using the treasury stock method. CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. CSE’s for which the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS, and, accordingly, are excluded from the calculation. There were 290,250 and 277,750 anti-dilutive stock options outstanding at December 31, 2012 and December 31, 2011, respectively.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation.

	For the Years
	Ended December 31,
	2012	2011

Net Income	$2,541,604	$1,149,149

Weighted average shares outstanding	5,413,892	5,474,437
Adjusted average unearned ESOP shares	(164,348)	(133,522)
Weighted average shares outstanding – basic	5,249,544	5,340,915
Effect of dilutive common stock equivalents	35,327	159,647
Adjusted weighted average shares outstanding-dilutive	5,284,871	5,500,562

Basic earnings per share	$0.48	$0.22
Dilutive earnings per share	$0.48	$0.21

Other Comprehensive Income (Loss) – The Company is required to present, as a component of comprehensive income, the amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders’ equity.

The components of accumulated other comprehensive loss are as follows:

	December 31,	December 31,
	2012	2011

Net unrealized gain on available for sale securities	$336,973	$513,707
Net unrealized loss on retirement plans	(2,012,392)	(1,861,863)
Total accumulated other comprehensive loss	$(1,675,419)	$(1,348,156)

Recent Accounting Pronouncements – ASU No. 2011-11, "Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities," amends Balance Sheet (Topic 210), to require an entity to disclose both gross and net information about both financial instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The financial instruments and transactions would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and lending arrangements. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Comprehensive Income.  The amendments in this ASU are intended to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.  The ASU is effective for public entities for reporting periods beginning after December 15, 2012.  The Company is evaluating the impact of the ASU, but does not expect a material impact on the financial statements.

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

	December 31, 2012
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 5 years through 10 years	$4,000,000	$920	$(3,900)	$3,997,020

Total	$4,000,000	$920	$(3,900)	$3,997,020

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$3,000,000	$2,060	$—	$3,002,060
Due after 10 years	2,000,000	660	—	2,000,660

Total	$5,000,000	$2,720	$—	$5,002,720

	December 31, 2012
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due in 1 year or less	$190,555	$—	(14)	$190,541
Due after 1 years through 5 years	2,994,234	52,797	(2,173)	3,044,858
Due after 5 years through 10 years	4,893,853	108,123	—	5,001,976
Due after 10 years	17,246,518	1,044,136	(2,603)	18,288,051

Total	$25,325,160	$1,205,056	$(4,790)	$26,525,426

	December 31, 2011
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 year through 5 years	$5,996,989	$36,511	—	$6,033,500
Due after 5 years through 10 years	2,000,000	500	—	2,000,500

Total	$7,996,989	$37,011	$—	$8,034,000

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 1 year through 5 years	$2,000,000	$—	$(3,210)	$1,996,790
Due after 10 years	5,000,000	29,790	—	5,029,790

Total	$7,000,000	$29,790	$(3,210)	$7,026,580

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$3,000,000	$1,823	$(1,300)	$3,000,523
Due after 5 years through 10 years	4,997,050	11,780	—	5,008,830

Total	$7,997,050	$13,603	$(1,300)	$8,009,353

	December 31, 2011
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due after 1 years through 5 years	$1,000,000	$74,470	—	$1,074,470
Due after 5 years through 10 years	1,765,871	61,457	$(138)	1,827,190
Due after 10 years	19,408,876	889,333	—	20,298,209

Total	$22,174,747	$1,025,260	$(138)	$23,199,869

Included in obligations of U.S. Government agencies at December 31, 2012 and December 31, 2011, were $9.0 million and $23.1 million, respectively, of structured notes. These structured notes were comprised of step-up bonds that provide the U.S. Government agencies with the right, but not the obligation, to call the bonds on certain dates.

During the year ended December 31, 2012, there were no investment securities sold by the Company. In September of 2011, the Company identified a held-to-maturity security whose issuer had shown evidence of a significant deterioration of its credit worthiness, a permissible change per FASB ASC Topic 320-10, and sold the security which had an amortized cost of $688,000. As a result of the sale, the Company recorded a gain on the sale of the investment of $13,000. In addition, during 2011, the Company recorded a $57,000 loss on the sale of $268,000 of equity securities, which previously were owned by the mutual holding company. Investment securities with an aggregate carrying value of $4.0 million and $2.0 million were pledged as collateral for certain deposits at December 31, 2012 and 2011, respectively.

4. Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$1,287,235	$102,862	—	$1,390,097
FHLMC pass-through certificates	2,085,814	161,082	—	2,246,896
FNMA pass-through certificates	3,640,056	246,895	$(13)	3,886,938

Total	$7,013,105	$510,839	$(13)	$7,523,931

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$1,449,270	$95,464	—	$1,544,734
FHLMC pass-through certificates	3,527,880	272,105	—	3,799,985
FNMA pass-through certificates	5,623,252	337,125	$(2,244)	5,958,133

Total	$10,600,402	$704,694	$(2,244)	$11,302,852

At December 31, 2012 and 2011, the Company had $3.0 million and $2.2 million, respectively, in mortgage-backed securities pledged for certain customer deposits of the Company. There were no sales of mortgage-backed securities in 2012 or 2011.

5. Loans Receivable - Net

Loans receivable consist of the following:

	December 31,
	2012	2011
Real estate loans:
Single-family	$126,675,556	$118,058,873
Multi-family	20,934,801	10,756,564
Commercial	111,309,465	130,190,806
Land and construction	10,654,394	14,594,645
Commercial business	9,851,651	9,481,485
Consumer	5,348,187	6,615,648
Total loans receivable	284,774,054	289,698,021
Less:
Deferred fees	(979,111)	(401,689)
Allowance for loan losses	(4,918,952)	(3,999,542)
Loans receivable - net	$278,875,991	$285,296,790

The Company originates loans to customers located primarily in Southeastern Pennsylvania. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

If the Company’s $3.5 million of non-accruing loans at December 31, 2012 had been current in accordance with their terms during 2012, the gross income on such loans would have been approximately $148,000 for 2012. The Company actually recorded $46,000 in interest income on such loans for 2012. If the Company’s $11.9 million of non-accruing loans at December 31, 2011 had been current in accordance with their terms during 2011, the gross income on such loans would have been approximately $655,000 for 2011. The Company actually recorded $104,000 in interest income on such loans for 2011.

Loans are generally placed on non-accrual when interest past due exceeds 90 days, unless the loan is well secured and in the process of collection. The Company generally does not place student loans on non-accrual as the principal and interest on such loans is guaranteed by the U.S. Government.

From time to time the Company will grant loans to directors and executive officers of the Bank and Company. These loans are made under the same terms and underwriting standards as to any other customer. There were outstanding balances of $428,000 and $539,000 of these loans at December 31, 2012 and December 31, 2011, respectively.  During 2012, there were no new loans and lines of credit issued to directors and executive officers, $111,000 in principal repayments, and no advances on existing lines of credit. Unused lines of credit to directors and executive officers at December 31, 2012 and December 31, 2011, was $303,000 and $240,000, respectively.

6. Premises and Equipment

Premises and equipment are summarized by major classifications as follows:

	Estimated Useful	December 31,
	Life in Years	2012	2011

Land and buildings	Indefinite/40	$5,402,310	$6,807,117
Furniture and fixtures	2-7	6,153,699	6,103,754

Total		11,556,009	12,910,871
Accumulated depreciation		(8,867,715)	(8,449,838)

Net		$2,688,294	$4,461,033

Depreciation and amortization expense for the years ended December 31, 2012 and 2011 amounted to $505,000 and $536,000, respectively.

7. Deposits

Deposits consist of the following major classifications:

	December 31,
	2012		2011
	Amount	Percent	Amount	Percent

Money market deposit accounts	$28,056,688	7.5%	$30,072,321	8.0%
Passbook and statement savings accounts	50,283,805	13.5	47,156,551	12.5
Certificates of less than $100,000	163,558,327	44.1	174,454,697	46.4
Certificates of $100,000 or more	58,501,459	15.8	58,751,323	15.6
NOW accounts	54,393,352	14.7	53,754,021	14.3
Non-interest bearing accounts	16,243,096	4.4	11,859,004	3.2

Total	$371,036,727	100.0%	$376,047,917	100.0%

The weighted average cost of interest bearing deposits was 0.87% and 1.13% at December 31, 2012 and 2011, respectively.

A summary of certificates by scheduled maturity was as follows:

	December 31, 2012
	Amount	Percent

2013	$145,393,888	65.5%
2014	38,401,312	17.3%
2015	17,644,052	7.9%
2016	9,953,926	4.5%
2017	6,299,486	2.8%
Thereafter	4,367,122	2.0%
Total	$222,059,786	100.0%

A summary of interest expense on deposits was as follows:

	Year Ended December 31,
	2012	2011

Money market deposit accounts	$87,643	$164,177
Other savings deposits	111,073	202,058
Certificates of less than $100,000	2,113,557	2,700,474
Certificates of $100,000 or more	772,196	789,223
NOW accounts	117,848	230,780
Total	$3,202,317	$4,086,712

8.	Borrowings

At December 31, 2012 and 2011, the Company had other borrowings of $3.3 million and $3.9 million, respectively. Other borrowings consists primarily of non-FDIC insured customer sweep investments.

The FHLB offers an alternative to regular repurchase agreements. The terms are variable from overnight to one year and utilizes mortgage loans as collateral in lieu of liquidity items such as government securities for collateral. The Company’s unused credit line with the FHLB amounted to approximately $20.0 million at both December 31, 2012 and 2011, respectively. In addition to the $20.0 million credit line with the FHLB, the Company had the ability to borrow an additional $97.1 million at December 31, 2012.

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

Retained earnings at both December 31, 2012 and 2011 included approximately $7.1 million, representing bad debt deductions, for which no deferred income taxes have been provided.

The Company has no liability recorded related to unrecognized tax positions. No expense has been recorded or accrued for interest or penalties.

The Company files income tax returns in the U.S. Federal jurisdiction and in Pennsylvania. With limited exception, the Company is no longer subject to U.S. Federal and Pennsylvania examinations by tax authorities before 2008.

The tax effect of temporary differences that give rise to significant portions of the deferred tax accounts, calculated at 34%, is as follows:

	December 31,
	2012	2011
Deferred tax assets:
Depreciation and amortization	$215,560	$176,460
Allowance for loan losses	1,672,460	1,359,660
Additional minimum liability for retirement plans	1,036,689	959,143
Supplemental retirement benefits	1,311,040	1,282,140
Capital loss carryforwards	594,660	859,372
Alternative minimum tax	1,568,000	1,218,000
State tax loss carryfowards	345,000	416,125
Federal tax loss carryfowards	—	443,000
Other	450,141	309,560
Total deferred tax assets	7,193,550	7,023,460

Valuation allowance	(345,000)	(416,125)

Deferred tax liabilities:
Deferred loan fees	(61,880)	(70,380)
Pension Plan	(562,360)	(429,760)
Net unrealized gain on securities available for sale	(173,593)	(264,637)
Total deferred tax liabilities	(797,833)	(764,777)

Net deferred tax asset	$6,050,717	$5,842,558

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

As of December 31, 2012, the Company has approximately $267,000, $864,000, $575,000, and $44,000 of capital loss carryforwards, which result in a deferred tax asset of $595,000 thousand, expiring in 2013, 2014, 2015, and 2016, respectively. The Company expects to fully realize the benefit of such carryforwards through tax planning and sales/leaseback of capital assets.

As of December 31, 2012, the Company had approximately $522,000 of State net operating loss carryforwards expiring in 2013 and 2014, and $4.6 million of State net operating loss carryforwards, transferred from the MHC, expiring from 2019 through 2030. The Company has recorded a full valuation allowance for these carryforwards as projected State income at the Company is not anticipated to be sufficient to realize these benefits.

The consolidated expense (benefit) for income taxes consisted of the following for the years ended December 31:

	2012	2011

Current, federal	$698,569	$120,000
Deferred, federal	(39,569)	(199,000)

Total	$659,000	$(79,000)

The Company’s federal income tax expense (benefit) differs from that computed at the statutory tax rate as follows:

	Year Ended December 31,
	2012		2011
		Percentage		Percentage
		of Pretax		of Pretax
	Amount	Income	Amount	Income

Expense at statutory rate	$1,088,205	34.0%	$363,851	34.0%
Adjustments resulting from:
Tax-exempt income	(321,232)	(10.0)	(351,383)	(32.8)
Increase in cash surrender value of life insurance	(106,189)	(3.3)	(109,269)	(10.2)
Other	(1,784)	(0.1)	17,801	1.7
Income tax expense (benefit) per consolidated statements of income	$659,000	20.6%	$(79,000)	(7.3)%

10.	Commitments and Contingencies

The lending activities of the Company are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Company's Board of Directors and management. Loan originations are obtained by a variety of sources, including referrals from real estate brokers, builders, existing customers, advertising, walk-in customers and, to a significant extent, mortgage brokers who obtain credit reports, appraisals and other documentation involved with a loan. In most cases, property valuations are performed by independent outside appraisers. Title and hazard insurance are generally required on all security property other than property securing a home equity loan, in which case the Company obtains a title opinion. The majority of the Company's loans are secured by property located in its primary lending area. The Company had approximately $10.4 million and $9.4 million in outstanding loan commitments, excluding unused lines of credit and the undisbursed portion of loans in process, at December 31, 2012 and 2011, respectively, which were expected to fund within the next three months. Unused commitments under unused lines of credit amounted to $25.6 million and $22.3 million at December 31, 2012 and December 31, 2011, respectively. In addition, the Company had $888,000 and $508,000 in standby letters of credit at December 31, 2012 and 2011, respectively, which were secured by cash, marketable securities and real estate. All commitments are issued using the Company’s current loan policies and underwriting guidelines and the breakdown between fixed-rate and adjustable-rate loans is as follows:

	December 31,
	2012	2011

Fixed-rate (ranging from 4.50% to 6.00%)	$2,714,832	$8,072,000
Adjustable-rate	7,688,350	1,312,500

Total	$10,403,182	$9,384,500

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

	At December 31,
	2012	2011
	(Dollars in thousands)

Future loan commitments	$10,403	$9,385
Undisbursed construction loans	8,764	4,179
Undisbursed home equity lines of credit	4,550	4,601
Undisbursed commercial lines of credit	12,055	13,297
Overdraft protection lines	192	189
Standby letters of credit	888	508
Total	$36,852	$32,159

Depending on cash flow, interest rate risk, risk management and other considerations, longer term fixed-rate residential loans may be sold in the secondary market. There were no outstanding commitments to sell loans at December 31, 2012.

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

Expenses related to rent for office buildings for 2012 and 2011 were $431,000 and $382,000, respectively. The Company maintains offices at nine locations, including seven bank offices which it rents under leases expiring over the next 10 years. The following is a summary of future minimum rental payments required under all operating leases as of December 31, 2012:

Year Ending December 31,

2013	$456,148
2014	457,197
2015	458,266
2016	344,822
2017	268,203
Thereafter	1,281,229
Total minimum rental payments	$3,265,865

11.	Retirement Plans

The Company has a defined benefit pension plan, a profit-sharing plan and a defined contribution plan under Section 401(k) of the Internal Revenue Code, all of which cover all full-time employees meeting certain eligibility requirements. The plans may be terminated at any time at the discretion of the Company’s Board of Directors.

Pension expense was $260,000 and $215,000, in 2012 and 2011, respectively. The contribution for the profit-sharing plan was $120,000 and $110,000 in 2012 and 2011, respectively.

The net pension costs for the years ended December 31, 2012 and 2011 included the following components:

	2012	2011
Net Periodic Benefit Cost
Service Cost	$288,261	$272,103
Interest Cost	236,661	275,228
Expected Return on Plan Assets	(417,009)	(394,916)
Amortization of Prior Service Cost	12,685	12,685
Amortization of Loss	139,243	49,797
Net Periodic Benefit Cost	$259,841	$214,897

Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net loss	$104,401	$1,083,492
Amortization of net loss	(139,243)	(49,797)
Amortization of prior service cost	(12,685)	(12,685)
Total recognized in other comprehensive income (loss)	$(47,527)	$1,021,010

Total recognized in net periodic benefit cost and other comprehensive loss	$212,314	$1,235,907

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $135,037 and $12,685, respectively.

	2012	2011

Key Assumptions
Discount Rate for Net Periodic Benefit Cost	4.00%	5.50%
Salary Scale for Net Periodic Benefit Cost	3.00%	4.00%
Expected Return on Plan Assets	8.00%	8.00%

Discount Rate for Plan Obligations	3.50%	4.00%
Salary Scale for Plan Obligations	2.50%	3.00%

A summary of reconciliation and disclosure information required under FASB ASC Topic 715, Compensation-Retirement Benefits, for the defined benefit pension plan is as follows:

	2012	2011
Change in Projected Benefit Obligation
Projected Benefit Obligation at Beginning of Year	$6,011,546	$5,020,531
Service Cost	288,261	272,103
Interest Cost	236,661	275,228
Benefits paid	(129,037)	(71,945)
Actuarial Loss	248,891	515,629
Projected Benefit Obligation at End of Year	6,656,322	6,011,546

Change in Plan Assets During Year
Fair Value of Plan Assets at Beginning of Year	4,922,617	4,817,509
Actual Return on Plan Assets	561,499	(172,947)
Employer Contributions	650,000	350,000
Benefits Paid	(129,037)	(71,945)
Fair Value of Plan Assets at End of Year	6,005,079	4,922,617

Funded Status at End of Year, included in other liabilities	$(651,243)	$(1,088,929)

Benefit Obligations at End of Year
Accumulated Benefit Obligation	$5,742,230	$4,969,181

Amounts Recognized in Accumulated Other Comprehensive Loss
Net loss	$1,963,342	$1,998,184
Prior service cost	76,112	88,797
Total	$2,039,454	$2,086,981

Expected Contributions to the Trust

The Company plans to contribute $300,000 to the pension plan in 2013.

Expected Benefit Payments From the Trust

2013	$153,049
2014	454,353
2015	93,394
2016	1,470,425
2017	316,225
2018-2022	2,888,379

Target asset allocation for the pension plan includes equity securities ranging from 55% to 75%, debt securities ranging from 25% to 45% and cash and cash equivalents ranging from 0% to 10%. The following table shows the asset allocation as of December 31, 2012.

		Percentage
Investment Class		of Assets
Fixed Income Investments-mutual funds	$1,844,441	30.7%
Equity Investments-mutual funds	3,665,487	61.0%
Cash and Cash Equivalents	495,151	8.3%

Fair Value as of December 31, 2012	$6,005,079	100.0%

Fixed income investments are 53.2% invested in a total return bond fund and 46.8% invested in a short term investment grade fund. The equity investments consist of 11.0% small-cap mutual funds, 11.2% mid-cap mutual funds, 63.6% large-cap mutual funds, and 14.2% international mutual funds.

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Cash and Cash Equivalents	$495,151	$495,151	$—	$—
Mutual Funds	5,509,928	5,509,928	—	—
Total	$6,005,079	$6,005,079	$—	$—

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

The Company has a Nonqualified Retirement and Death Benefit Agreement (the “Agreement”) with certain officers of the Company. The purpose of the Agreement is to provide the officers with supplemental retirement benefits equal to a specified percentage of final composition and a pre-retirement death benefit if the officer does not attain the specific age requirement. A summary of the reconciliation and disclosure information required under FASB Topic ASC 715, Compensation-Retirement Benefits, for the Agreement is as follows:

	Year Ended
	December 31,
	2012	2011

Change in benefit obligation during year
Benefit obligation at beginning of year	$4,504,798	$3,908,177
Service cost	48,238	44,343
Interest cost	177,016	210,583
Benefit payments	(158,792)	(158,792)
Actuarial loss	294,505	500,487
Benefit obligation at end of year	4,865,765	4,504,798

Change in plan assets during year
Fair value of plan assets at beginning of year	—	—
Employer contributions	158,792	158,792
Benefit payments	(158,792)	(158,792)
Fair value of plan assets at end of year	—	—

Funded status
Funded status (included in other liabilities)	(4,865,765)	(4,504,798)
Unrecognized net loss	1,009,627	734,025
Unrecognized prior service cost	—	—
Net liability recognized	$(3,856,138)	$(3,770,773)

Change in accumulated other comprehensive loss
Accumulated other comprehensive loss at beginning of year	$734,025	$233,538
Amortization of net loss	18,902	—
Actuarial loss	294,505	500,487
Amortization of prior service cost	—	—
Net change in other comprehensive loss	275,603	500,487
Accumulated other comprehensive loss at end of year	$1,009,627	$734,025

Expected cash-flow information for years after current fiscal year
2013		$179,240
2014		229,798
2015		280,973
2016		380,212
2017		380,212
2018-2022		1,901,060

83

	2012	2011
Net periodic benefit cost
Service cost	$48,238	$44,343
Interest cost	177,016	210,583
Amortization of prior service cost	—	—
Amortization of net loss	18,902	—
Net periodic benefit cost	$244,156	$254,926

Key Assumptions
Discount rate during the year	4.00%	5.50%
Discount rate at end of year	4.00%	4.00%

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

As the debt is repaid, shares are released from collateral and allocated to qualified employees. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The compensation expense for the ESOP for the twelve months ended December 31, 2012 and December 31, 2011 was $161,000 and $138,000, respectively.

The following table presents the components of the ESOP shares inclusive of shares purchased prior to 2007:

	December 31,
	2012	2011
Shares released for allocation	158,915	144,810
Unearned shares	162,616	176,557
Total ESOP shares	321,531	321,367

12.	Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2012, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table below:

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012:
Tier 1 Capital (to average assets)	$58,344	12.76%	$18,294	4.00%	$22,867	5.00%
Tier 1 Capital (to risk-weighted assets)	58,344	23.43	9,961	4.00	14,942	6.00
Total Capital (to risk-weighted assets)	61,479	24.69	19,923	8.00	24,904	10.00

	(Dollars in thousands)
As of December 31, 2011:
Tier 1 Capital (to average assets)	$58,937	12.85%	$18,347	4.00%	$22,934	5.00%
Tier 1 Capital (to risk-weighted assets)	58,937	21.85	10,790	4.00	16,185	6.00
Total Capital (to risk-weighted assets)	62,317	23.10	21,580	8.00	26,975	10.00

The Bank’s capital at December 31, 2012 and 2011 for financial statement purposes differs from regulatory Tier 1 capital amounts by $337,000 and $513,000, respectively, representing the exclusion for regulatory purposes of unrealized gains and losses on securities available for sale and by $2.0 million and $1.9 million, respectively, representing the exclusion of amounts in accumulated other comprehensive loss from the application of FASB ASC Topic 715 (Compensation-Retirement Benefits), and $5.0 million and $3.1 million, respectively representing the exclusion for regulatory purposes of certain deferred tax assets.

13. Stock-Based Compensation

Recognition and Retention Plan and Trust

In July of 2011, the shareholders of the Company approved the adoption of the 2011 Recognition and Retention Plan and Trust (the “2011 RRP”). Pursuant to the terms of the 2011 RRP, awards of up to 218,977 shares of restricted common stock may be granted to employees and directors. In order to fund the 2011 RRP, the 2011 RRP acquired 218,977 shares of the Company’s common stock in the open market for approximately $2.4 million at an average price of $11.14 per share. During 2012 and 2011, the Company made sufficient contributions to the 2011 RRP to fund the purchase of these shares. Pursuant to the terms of the 2011 RRP, no additional shares will need to be acquired. On July 20, 2011, a total of 208,200 2011 RRP awards were granted. On July 20, 2012, a total of 3,000 2011 RRP awards were granted. The 2011 RRP shares generally vest at the rate of 20% per year over five years.

A summary of the status of the shares under the 2011 RRP as of December 31, 2012 and December 31, 2011 and changes during the years ended December 31, 2012 and December 31, 2011 are presented below:

	Year Ended December 31, 2012
		Weighted
	Number of	average grant
	shares	date fair value

Restricted at the beginning of period	208,200	$11.05
Granted	3,000	$12.47
Vested	(41,640)	$11.05
Forfeited	—	—
Restricted at the end of period	169,560	$11.08

Year Ended December 31, 2011
Weighted
	Number of	average grant
	shares	date fair value

Restricted at the beginning of the year	—	—
Granted	208,200	$11.05
Vested	—	—
Forfeited	—	—
Restricted at the end of the period	208,200	$11.05

Compensation expense on the 2011 RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the year ended December 31, 2012, approximately 41,940 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $445,000 in compensation expense. As of December 31, 2012, approximately $1.8 million in additional compensation expense is scheduled to be recognized over the remaining vesting period of 4.5 years. During the year ended December 31, 2011, approximately 20,820 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $221,000 in compensation expense. As of December 31, 2011, approximately $2.0 million in additional compensation expense was scheduled to be recognized over the remaining vesting period of 4.5 years. Under the terms of the 2011 RRP, any unvested awards will become fully vested upon a change in control of the Company resulting in the full recognition of any unrecognized expense.

Stock Options

In July 2011, the shareholders of the Company also approved the adoption of the 2011 Stock Option Plan (the “2011 Option Plan”). Pursuant to the 2011 Option Plan, options to acquire 325,842 shares of common stock may be granted to employees and directors. Under the 2011 Option Plan, options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. On July 20, 2011, options to purchase 277,750 shares of common stock were awarded. On July 20, 2012, options to purchase 9,500 shares of common stock were awarded. As of December 31, 2012, a total of 38,592 shares of common stock have been reserved for future grant pursuant to the 2011 Option Plan.

A summary of the status of the Company’s stock options under the 2011 Option Plan as of December 31, 2012 and December 31, 2011, and changes during the years ended December 31, 2012 and December 31, 2011, are presented below:

	Year Ended December 31, 2012
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

The fair value of each option grant is estimated using the Black-Scholes pricing model with the following weighted average assumptions for the options granted in 2011: dividend yield of 2.0%, risk-free interest rate of 1.58%, expected life of 7.0 years, and volatility of 30.34%. The calculated fair value of options granted in 2011 was $2.99. The fair value of each option grant is estimated using the Black-Scholes pricing model with the following weighted average assumptions for the options granted in 2012: dividend yield of 2.0%, risk-free interest rate of 0.71%, expected life of 7.0 years, and volatility of 28.87%. The calculated fair value of options granted in 2012 was $3.08. The weighted average contractual term of the options outstanding was 8.6 years and 9.5 years at December 31, 2012 and December 31, 2011, respectively.

During the years ended December 31, 2012 and December 31, 2011, respectively, approximately $162,000 and $80,000 was recognized in compensation expense for the 2011 Option Plan. At December 31, 2012 and December 31, 2011, respectively, approximately $583,000 and $717,000 in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 4.5 years and 4.5 years at December 31, 2012 and December 31, 2011, respectively.

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

FASB ASC Topic 820, Fair Value Measurement establishes a fair value hierarchy that prioritizes the inputs to validation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of fair value hierarchy under FASB ASC Topic 820 are as follows:

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

The following methods and assumptions were used to estimate the fair value of certain Company assets and liabilities:

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

Impaired Loans (Generally Carried at Fair Value). Impaired loans are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. Appraised values may be discounted based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal. Because of the high degree of judgment required in estimating the fair value of collateral underlying impaired loans and because of the relationship between fair value and general economic conditions we consider fair values of impaired loans to be highly sensitive to market conditions. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances, net of any valuation allowance. At December 31, 2012 and December 31, 2011, the fair value consists of loan balances of $12.0 million and $7.2 million, respectively, net of valuation allowances of $1.3 million and $667,000, respectively; and loan balances of $-0- and $9.7 million, respectively, net of partial charge-offs of $-0- and $3.7 million, respectively.

Other Real Estate Owned. OREO assets are originally recorded at fair value upon transfer of the loans to OREO. Subsequently, OREO assets are carried at the lower of carrying value or fair value. The fair value of OREO is based on independent appraisals less selling costs. Appraised values may be discounted based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal. Because of the high degree of judgment required in estimating the fair value of OREO and because of the relationship between fair value and general economic conditions the Company considers fair values of OREO to be highly sensitive to market conditions. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At December 31, 2012 and December 31, 2011, the fair value consists of OREO balances of $2.2 million and $1.0 million, respectively, net of valuation allowances of $313,000, and $11,000, respectively.

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

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Obligations of FHLB	$3,997	$—	$3,997	$—
Obligations of Fannie Mae	5,003	—	5,003	—
Obligations of GNMA	1,390	—	1,390	—
Obligations of FHLMC	2,247	—	2,247	—
Obligations of FNMA	3,887	—	3,887	—
Total	$16,524	$—	$16,524	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 (in thousands) are as follows:

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$10,738	$—	$—	$10,738
Other real estate owned	1,851	—	—	1,851
Total	$12,589	$—	$—	$12,589

The following table presents quantitative information with regards to Level 3 fair value measurements at December 31, 2012.

Description	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans	$10,738	Appraisal of collateral	Appraisal adjustments (1)	3%-30% (14%)

Other real estate owned	1,851	Appraisal of collateral	Appraisal adjustments (1)	7%-20% (9%)
Total	$12,589

(1)	Appraisals may be adjusted by management for qualitative factors, including estimated liquidation expenses. The range and weighted average adjustments are presented as a percentage of the appraisal.

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 (in thousands) are as follows:

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$12,358	$—	$—	$12,358
Other real estate owned	989	—	—	989
Total	$13,347	$—	$—	$13,347

The carrying amount and estimated fair values of the Company’s assets and liabilities were as follows as of the dates indicated.

	At December 31, 2012
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$984	$984	$—	$—
Interest bearing deposits at banks	111,321	111,321	—	—
Investment securities	34,325	—	35,525	—
Mortgage-backed securities	7,524	—	7,524	—
Loans receivable	278,876	—	—	281,111
FHLB stock	1,338	—	1,338	—
Accrued interest receivable	1,502	—	1,502	—

Liabilities:
NOW and MMDA deposits (1)	$98,693	$98,693	$—	$—
Other savings deposits	50,284	50,284	—	—
Certificate accounts	222,060	—	—	223,400
Borrowings	3,261	3,261	—	—
Accrued interest payable	9	—	9	—
Off balance sheet instruments	—	—	—	—

(1)	Includes non-interest bearing accounts, totaling $16,243.

	At December 31, 2011
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$1,397	$1,397	$—	$—
Interest bearing deposits at banks	94,455	94,455	—	—
Investment securities	45,245	—	46,270	—
Mortgage-backed securities	11,303	—	11,303	—
Loans receivable	285,297	—	—	283,708
FHLB stock	1,887	—	1,887	—
Accrued interest receivable	1,666	—	1,666	—

Liabilities:
NOW and MMDA deposits (1)	$95,685	$95,685	$—	$—
Other savings deposits	47,157	47,157	—	—
Certificate accounts	233,206	—	—	235,255
Borrowings	3,878	3,878	—	—
Accrued interest payable	14	—	14	—
Off balance sheet instruments	—	—	—	—

(1) Includes non-interest bearing accounts, totaling $11,859.

15. Condensed Financial Information – Parent Corporation Only

CONDENSED BALANCE SHEETS-PARENT CORPORATION ONLY

	December 31,
	2012	2011
ASSETS:
Cash and cash equivalents	$15,994,773	$17,268,698
Loan receivable – ESOP	1,870,159	2,001,492
Other assets	832,648	3,149,703
Investment in Alliance Bank	61,643,037	60,648,317
Total assets	$80,340,617	$83,068,210

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Total liabilities	$338,331	$72,931

STOCKHOLDERS’ EQUITY
Total stockholders' equity	80,002,286	82,995,279

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,340,617	$83,068,210

CONDENSED INCOME STATEMENTS-PARENT CORPORATION ONLY

	Years Ended December 31,
	2012	2011
INCOME:
Interest income	$102,980	$84,558
Rental income	42,000	42,000
Gain on sale of premises and equipment	805,817	—
Net loss on sale of securities	—	(56,720)
Total income	950,797	69,838

EXPENSES:
Directors retirement plan	10,800	11,250
Real estate tax	1,985	10,883
Depreciation	13,342	13,341
Supervisory expense	—	19,071
Legal fees	60,000	—
Stock related expense	48,000	8,107
Capital stock tax	3,984	—
Other	7,700	7,700
Total expenses	145,811	70,352

INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND EQUITY IN UNDISTRUBUTED NET INCOME OF SUBSIDIARY	804,986	(514)

EQUITY IN UNDISTRUBUTED NET INCOME OF SUBSIDIARY	2,010,618	1,149,663

Income Tax Expense	274,000	—

NET INCOME	$2,541,604	$1,149,149

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME-PARENT CORPORATION ONLY

	Years Ended December 31,
	2012	2011

Net Income	$2,541,604	$1,149,149

Other Comprehensive Income
Unrealized loss on securities net of tax benefit of $19,284	—	(37,435)
Plus reclassification adjustment for realized loss on sale of securities (net) included in net income net of tax benefit of $19,284	—	37,435

Total Other Comprehensive Income	—	—

Comprehensive Income	$2,541,604	$1,149,149

CONDENSED STATEMENTS OF CASH FLOWS-PARENT CORPORATION ONLY

	Years Ended December 31,
	2012	2011
OPERATING ACTIVITIES:

Net income	$2,541,604	$1,149,149
Adjustments to reconcile net income to cash provided by (used in) operations:
Undistributed net income of subsidiary	(2,010,618)	(1,149,663)
Decrease (increase) in other assets	2,317,055	(3,149,703)
Increase in other liabilities	265,400	60,731
Net cash provided by (used in) operating activities	3,113,441	(3,089,486)

INVESTING ACTIVITIES:

Principal repayments on ESOP loan	131,333	113,263
Net cash provided by investing activities	131,333	113,263

FINANCING ACTIVITIES:

Proceeds from stock issuance	—	29,982,093
Purchase of treasury stock	(3,431,739)	—
Capital contribution paid to the Bank	—	(15,000,000)
Acquisition of stock by ESOP	—	(1,611,357)
Dissolution of Mutual Holding Company	—	6,847,743
Dividends paid	(1,086,960)	(930,654)
Net cash (used in) provided by financing activities	(4,518,699)	19,287,825

Net (decrease) increase in cash and cash equivalents	(1,273,925)	16,311,602
Cash and cash equivalents – beginning of period	17,268,698	957,096

Cash and cash equivalents – end of period	$15,994,773	$17,268,698

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

a)	Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are designed to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

c)	No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth fiscal quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference to the Company's definitive proxy statement for the annual meeting of stockholders to be held April 24, 2013. ("Definitive Proxy Statement").

Item 11. Executive Compensation.

The information required herein is incorporated by reference to the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required herein is incorporated by reference to the Definitive Proxy Statement.

Equity Compensation Plan Information. The following table provides information as of December 31, 2012 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2011 Stock Option Plan and the 2011 Recognition and Retention Plan, which were approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	456,810	(1)	$11.10	(1)	46,369

Equity compensation plans not approved by security holders	—		—		—

Total	456,810		$11.10		46,369

(1)	Includes 169,560 shares subject to restricted stock grants which were not vested as of December 31, 2012. The weighted-average exercise price excludes such restricted stock.

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

  (1) The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Financial Condition at December 31, 2012 and 2011.
Consolidated Statements of Income for the years ended December 31, 2012 and 2011.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011.
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2012 and 2011.
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011.
Notes to Consolidated Financial Statements.

  (2) All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

  (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No	Description
3.1	Articles of Incorporation of Alliance Bancorp, Inc. of Pennsylvania (1)
3.2	Bylaws of Alliance Bancorp, Inc. of Pennsylvania (1)
4.1	Form of Stock Certificate of Alliance Bancorp, Inc. of Pennsylvania (1)
10.1	Alliance Bancorp, Inc. of Pennsylvania Amended and Restated Directors Retirement Plan *(2)
10.2	Alliance Bank Amended and Restated Supplemental Executive Retirement Plan and Participation Agreement 409A Restatement *(2)
10.3	Greater Delaware Valley Savings d/b/a Alliance Bank Endorsement Split Dollar Insurance Agreement*(3)
10.4	Amended and Restated Employment Agreement, dated September 19, 2012, between Alliance Bank and Dennis D. Cirucci *(4)
10.5	Amended and Restated Employment Agreement, dated September 19, 2012, between Alliance Bank and Peter J. Meier *(4)
10.6	Employment Agreement, dated September 19, 2012, between Alliance Bank and William T. McGrath *(4)
10.7	Amended and Restated Employment Agreement, dated September 19, 2012, between Alliance Bank and Suzanne J. Ricci *(4)
10.8	Alliance Bancorp, Inc. of Pennsylvania 2011 Stock Option Plan *(5)
10.9	Alliance Bancorp, Inc. of Pennsylvania 2011 Recognition and Retention Plan and Trust Agreement *(5)
16.1	Subsidiaries – Referenced is made to Item 1. Business – Subsidiaries.
23.1	Consent of ParenteBeard LLC
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer
101.1.INS	XBRL Instance Document*
101.2.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document**

** These interactive files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

*	Denotes management compensation plan or arrangement.
(1)	Incorporated herein by reference from the Registration Statement on Form S-1 of Alliance Bancorp, Inc. of Pennsylvania (File No. 333-169363) filed with the Securities and Exchange Commission on September 14, 2010, as amended.
(2)	Incorporated herein by reference from the Current Report on Form 8-K of Alliance Bancorp, Inc. of Pennsylvania, a federal corporation (File No. 001-33189), filed with the Securities and Exchange Commission on December 18, 2008.
(3)	Incorporated herein by reference from the Registration Statement on Form S-1 of Alliance Bancorp, Inc. of Pennsylvania, a federal corporation (File No. 333-136853), filed with the Securities and Exchange Commission on August 23, 2006, as amended.
(4)	Incorporated herein by reference from the Current Report on Form 8-K of Alliance Bancorp, Inc. of Pennsylvania, (File No. 000-54246), filed with the Securities and Exchange Commission on September 21, 2012.
(5)	Incorporated by reference to the definitive proxy statement filed by Alliance Bancorp, Inc. of Pennsylvania with the Securities and Exchange Commission on June 13, 2011 (File No. 000-54246)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANCORP, INC, OF PENNSYLVANIA

Dated: March 22, 2013	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Dennis D. Cirucci
Dennis D. Cirucci	March 22, 2013
President
and Chief Executive Officer
(Principal Executive Officer)

/s/Peter J. Meier
Peter J. Meier	March 22, 2013
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/William E. Hecht
William E. Hecht	March 22, 2013
Chairman of the Board

/s/J. William Cotter, Jr.
J. William Cotter, Jr.	March 22, 2013
Director

/s/Philip K. Stonier
Philip K. Stonier	March 22, 2013
Director

/s/G. Bradley Rainer
G. Bradley Rainer	March 22, 2013
Director

/s/R. Cheston Woolard
R. Cheston Woolard	March 22, 2013
Director

/s/Timothy E. Flatley
Timothy E. Flatley	March 22, 2013
Director

