Form 10-Q
period 2013-03-31
Alliance Bancorp, Inc. of Pennsylvania
filed 2013-05-13
CIK 1500711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of Common Stock, par value $0.01 per share, of the Registrant as of May 1, 2013, was 5,154,034.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Index

		PAGE
Part I – Financial Information

Item 1.	Financial Statements

	Unaudited Consolidated Statements of Financial
	Condition as of March 31, 2013 and December 31, 2012	3

	Unaudited Consolidated Statements of Income
	For the Three Months Ended March 31, 2013 and 2012	4

	Unaudited Consolidated Statements of Comprehensive Income
	For the Three Months Ended March 31, 2013 and 2012	5

	Unaudited Consolidated Statements of Changes in
	Stockholders’ Equity for the Three Months Ended
	March 31, 2013 and 2012	6

	Unaudited Consolidated Statements of Cash Flows
	For the Three Months Ended March 31, 2013 and 2012	7

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	45

Part II – Other Information

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	46

Item 6.	Exhibits	46

	Signatures	47

Part I – Item 1.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2013	2012

Assets
Cash and cash due from depository institutions	$1,326	$984
Interest bearing deposits with depository institutions	108,183	111,321
Total cash and cash equivalents	109,509	112,305
Investment securities available for sale	8,997	9,000
Mortgage-backed securities available for sale	6,760	7,524
Investment securities held to maturity (fair value - 2013, $28,503; 2012, $26,525)	27,535	25,325
Loans receivable - net of allowance for loan losses - 2013, $4,539; 2012, $4,919	276,925	278,876
Accrued interest receivable	1,501	1,502
Premises and equipment – net	2,614	2,688
Other real estate owned (OREO)	1,998	2,092
Federal Home Loan Bank (FHLB) stock-at cost	1,141	1,338
Bank owned life insurance	12,230	12,155
Deferred tax asset – net	6,010	6,051
Other prepaid expenses and other assets	2,181	2,059

Total Assets	$457,401	$460,915

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$19,344	$16,243
Interest bearing deposits	349,221	354,794
Total deposits	368,565	371,037
Other borrowings	2,883	3,261
Accrued expenses and other liabilities	6,257	6,615
Total Liabilities	377,705	380,913

Stockholders’ Equity
Common stock, $.01 par value; shares authorized – 50,000,000; shares issued - 5,474,437; shares outstanding - 2013, 5,154,034; 2012, 5,201,734	55	55
Additional paid-in capital	57,162	57,009
Retained earnings	32,435	32,273
Common stock acquired by benefit plans	(4,189)	(4,228)
Accumulated other comprehensive loss	(1,702)	(1,675)
Treasury stock, at cost: 2013, 320,403 shares; 2012, 272,703 shares	(4,065)	(3,432)
Total Stockholders’ Equity	79,696	80,002

Total Liabilities and Stockholders’ Equity	$457,401	$460,915

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollar amounts in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2013	2012
Interest and Dividend Income
Loans, including fees	$3,775	$4,003
Mortgage-backed securities	69	107
Investment securities:
Taxable	19	76
Tax - exempt	212	225
Dividends	1	—
Balances due from depository institutions	64	60
Total interest and dividend income	4,140	4,471

Interest Expense
Deposits	664	871
Other borrowings	1	3
Total interest expense	665	874

Net Interest Income	3,475	3,597
Provision for Loan Losses	150	225
Net Interest Income After Provision for Loan Losses	3,325	3,372

Other Income
Service charges on deposit accounts	55	59
Other fee income	47	54
Increase in cash surrender value of bank owned life insurance	75	80
Total other income	177	193

Other Expenses
Salaries and employee benefits	1,735	1,740
Occupancy and equipment	461	456
FDIC deposit insurance premiums	68	96
Advertising and marketing	93	54
Professional fees	175	153
Loan and OREO expense	33	112
Directors’ fees	55	57
Provision for loss on OREO	94	—
Other	289	279
Total other expenses	3,003	2,947

Income Before Income Tax Expense	499	618

Income Tax Expense	77	113

Net Income	$422	$505

Basic Earnings per Share	$0.08	$0.10
Dilutive Earnings per Share	$0.08	$0.09

See notes to unaudited consolidated financial statements.

4

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollar amounts in thousands)

	For the Three Months Ended March 31,
	2013	2012

Net Income	$422	$505

Other Comprehensive Loss
Unrealized loss on available for sale securities net of tax benefit 2013, $14; 2012, $13	(27)	(25)

Total Other Comprehensive Loss	(27)	(25)

Comprehensive Income	$395	$480

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Acquired by Benefit Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2012	$55	$56,396	$30,819	$(2,927)	$(1,348)	$—	$82,995
ESOP shares committed to be released				39			39
Net income			505				505
Dividends declared ($0.05 per share)			(274)				(274)
Stock-based compensation (stock options)		40					40
Stock-based compensation (restricted stock)		110					110
Common stock acquired by 2011 RRP Trust (43,800 shares)				(496)			(496)
Other comprehensive loss					(25)		(25)

Balance, March 31, 2012	$55	$56,546	$31,050	$(3,384)	$(1,373)	$—	$82,894

Balance, January 1, 2013	$55	$57,009	$32,273	$(4,228)	$(1,675)	$(3,432)	$80,002
ESOP shares committed to be released				39			39
Net income			422				422
Dividends declared ($0.05 per share)			(260)				(260)
Stock-based compensation (stock options)		41					41
Stock-based compensation (restricted stock)		112					112
Acquisition of treasury stock (47,700 shares)						(633)	(633)
Other comprehensive loss					(27)		(27)

Balance, March 31, 2013	$55	$57,162	$32,435	$(4,189)	$(1,702)	$(4,065)	$79,696

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	For the Three Months
	Ended March 31,
	2013	2012
Cash Flow From Operating Activities
Net income	$422	$505
Adjustments to reconcile net income to cash provided by operating activities:
Provision for:
Loan losses	150	225
Depreciation and amortization	143	133
Loss on OREO	94	—
Stock-based compensation expense	192	189
Deferred tax benefit	54	454
Increase in cash surrender value of bank owned life insurance	(75)	(80)
Changes in assets and liabilities which (used) provided cash:
Accrued expenses and other liabilities	(358)	(219)
Prepaid expenses and other assets	(122)	(580)
Accrued interest receivable	1	53
Net cash provided by operating activities	502	680

Cash Flow From Investing Activities
Purchase of investment securities-available for sale	(3,000)	(8,000)
Purchase of investment securities-held to maturity	(3,855)	(2,840)
Loans originated and acquired	(14,172)	(14,123)
Proceeds from maturities and calls of investment securities	4,645	10,489
Redemption of FHLB stock	197	95
Principal repayments of:
Loans	15,973	17,772
Mortgage-backed securities	726	1,011
Purchase of premises and equipment	(69)	(171)
Investment in OREO	—	(109)
Net cash provided by investing activities	445	4,124

Cash Flow From Financing Activities
Dividends paid	(260)	(274)
(Decrease) increase in deposits	(2,472)	15,569
Purchase of treasury stock	(633)	—
Acquisition of stock by benefit plans	—	(496)
Decrease in other borrowings	(378)	(802)
Net cash (used in) provided by financing activities	(3,743)	13,997

Increase in Cash and Cash Equivalents	(2,796)	18,801
Cash and Cash Equivalents, Beginning of Year	112,305	95,852
Cash and Cash Equivalents, End of Year	$109,509	$114,653

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$665	$875
Income taxes	$—	$—

Supplemental Schedule of Noncash Financing and Investing Activities:
Other real estate acquired in settlement of loans	$—	$4,201

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

The Bank is subject to regulation by the Pennsylvania Department of Banking and Securities (the "Department"), as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures the Bank's deposits up to applicable limits. As a registered savings and loan holding company, the Company is supervised by the Board of Governors of the Federal Reserve System (“FRB”).

Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (US GAAP). The consolidated statement of financial condition at December 31, 2012, has been derived from audited consolidated financial statements but does not include all information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results which may be expected for the year ending December 31, 2013 or any other period. All significant intercompany accounts and transactions have been eliminated. For comparative purposes, prior periods’ consolidated financial statements have been reclassified when necessary to conform to report classifications of the current year. The reclassifications had no effect on net income. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Subsequent Events. The Company has evaluated events and transactions occurring subsequent to March 31, 2013, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

(2) Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires reporting the effect of significant reclassifications out of accumulated other comprehensive income by component on the respective line items in the income statement parenthetically or in the notes to the financial statements if the amounts being reclassified are required under U.S. GAAP to be reclassified in their entirety to net income. This ASU is effective for public companies prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012 and early adoption is permitted. The adoption of ASU 2013-02 did not have an impact on our results of operations or financial position.

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities in order to clarify the scope of ASU 2011-11, “Disclosures About Offsetting Assets and Liabilities”, issued in December 2011. ASU 2011-11 required entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This ASU was issued to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards, or IFRS. ASU 2013-01 clarified that ASU 2011-11 applies to derivatives, sale and repurchase agreements and reverse sale of repurchase agreements, and securities borrowing and securities lending arrangements, but does not apply to standard commercial contracts allowing either party to net in the event of default or to broker-dealer unsettled regular-way trades. Both ASUs are effective for public companies retrospectively for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of ASU 2013-02 and ASU 2011-11 did not have an impact on our results of operations or financial position.

In February 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”. The ASU requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors as well as any additional amount that the entity expects to pay on behalf of its co-obligors. The new standard is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2013, and early adoption is permitted. We are currently evaluating the implications of ASU 2013-04.

(3) Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. The maximum exposure related to these commitments at March 31, 2013, was $734,000 which was secured by real estate.

(4) Segment Information

The Company has no reportable segments. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk.

(5) Earnings Per Share

Earnings per share (“EPS”) consist of two separate components, basic EPS and dilutive EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Dilutive EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”) using the treasury stock method. CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. CSEs for which the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS, and, accordingly, are excluded from the calculation. There were 287,250 and 277,750 anti-dilutive stock options outstanding at March 31, 2013 and March 31, 2012, respectively.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended March 31,
	2013	2012

Net Income	$422,000	$505,000

Weighted average shares outstanding	5,190,670	5,474,437
Adjusted average unearned ESOP shares	(160,863)	(174,628)
Weighted average shares outstanding – basic	5,029,807	5,299,809
Effect of dilutive common stock equivalents	47,182	94,736
Adjusted weighted average shares outstanding-dilutive	5,076,989	5,394,545

Basic earnings per share	$0.08	$0.10
Dilutive earnings per share	$0.08	$0.09

(6) Employee Stock Ownership Plan

The Bank has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the ESOP. The ESOP purchased 74,073 shares of common stock in the offering completed on January 30, 2007, using proceeds of a loan from the former mid-tier holding company. The Bank makes quarterly payments of principal and interest over a term of 8 years at a rate of 8.25% to the Company. The ESOP has a second loan from the Company to fund the purchase of 150,991 additional shares in connection with the second step conversion completed on January 18, 2011, under which the Bank makes quarterly payments of principal and interest over a term of 20 years at a rate of 3.25% to the Company. The loans are secured by the shares of the stock purchased.

As the debt is repaid, shares are released from collateral and allocated to qualified employees. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The compensation expense for the ESOP for the three months ended March 31, 2013, and March 31, 2012 was $39,000 and $39,000, respectively.

The following table presents the components of the ESOP shares inclusive of shares purchased prior to 2007:

	March 31, 2013	March 31, 2012
Shares released for allocation	162,400	148,646
Unearned shares	159,131	172,721
Total ESOP shares	321,531	321,367

(7) Retirement Plans

The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements. As required under FASB ASC Topic 715, Compensation – Retirement Benefits, the net pension costs included the following components:

	For the Three Months Ended March 31,
	2013	2012
Net Periodic Benefit Cost
Service Cost	$72,065	$73,153
Interest Cost	59,165	59,083
Expected Return on Plan Assets	(115,212)	(100,313)
Amortization of Prior Service Cost	3,171	3,171
Amortization of Loss	34,811	33,594
Net Periodic Benefit Cost	$54,000	$68,688

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

	For the Three Months Ended March 31,
	2013	2012
Net Periodic Benefit Cost
Service Cost	$13,705	$12,060
Interest Cost	49,611	43,214
Amortization of loss	8,684	4,726
Net Periodic Benefit Cost	$72,000	$60,000

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

Impaired Loans (Generally Carried at Fair Value). Impaired loans are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. Appraised values may be discounted based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal. Because of the high degree of judgment required in estimating the fair value of collateral underlying impaired loans, and because of the relationship between fair value and general economic conditions, the Company considers fair values of impaired loans to be highly sensitive to market conditions. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances, net of any valuation allowance. At March 31, 2013 and December 31, 2012, the fair value consists of loan balances of $9.5 million and $12.0 million, respectively, net of valuation allowances of $980,000 and $1.3 million, respectively.

Other Real Estate Owned. OREO assets are originally recorded at fair value upon transfer of the loans to OREO. Subsequently, OREO assets are carried at the lower of carrying value or fair value. The fair value of OREO is based on independent appraisals less selling costs. Appraised values may be discounted based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal. Because of the high degree of judgment required in estimating the fair value of OREO and because of the relationship between fair value and general economic conditions, the Company considers fair values of OREO to be highly sensitive to market conditions. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

FHLB Stock (Carried at Cost). The carrying amount of FHLB stock approximates fair value and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost). The carrying amount of accrued interest receivable and accrued interest payable approximates their fair values.

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

Off-Balance Sheet Financial Instruments. Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The following table summarizes assets measured at fair value on a recurring basis as of March 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Obligations of FHLB	$3,994	$—	$3,994	$—
Obligations of Fannie Mae	2,002	—	2,002	—
Obligations of Freddie Mac	3,001	—	3,001	—
Obligations of GNMA	1,353	—	1,353	—
Obligations of FHLMC	1,971	—	1,971	—
Obligations of FNMA	3,436	—	3,436	—
Total	$15,757	$—	$15,757	$—

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$8,534	$—	$—	$8,534
Other real estate	1,798	—	—	1,798
Total	$10,332	$—	$—	$10,332

The following table presents quantitative information with regards to Level 3 fair value measurements at March 31, 2013.

Description	Fair Value at March 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans	$8,534	Appraisal of collateral	Appraisal adjustments (1)	0%-30% (16%)

Other real estate owned	1,798	Appraisal of collateral	Appraisal adjustments (1)	0%-10% (4%)
Total	$10,332

(1)	Appraisals may be adjusted by management for qualitative factors, including estimated liquidation expenses. The range and weighted average adjustments are presented as a percentage of the appraisal.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 are as follows:

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

There were no transfers between levels for the three months ended March 31, 2013. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.

The carrying amount and estimated fair values of the Company’s assets and liabilities were as follows.

	At March 31, 2013
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$1,326	$1,326	$—	$—
Interest bearing deposits at banks	108,183	108,183	—	—
Investment securities	36,532	—	37,500	—
Mortgage-backed securities	6,760	—	6,760	—
Loans receivable	276,925	—	—	279,052
FHLB stock	1,141	—	1,141	—
Accrued interest receivable	1,501	—	1,501	—

Liabilities:
NOW and MMDA deposits (1)	$101,257	$101,257	$—	$—
Other savings deposits	52,369	52,369	—	—
Certificate accounts	214,939	—	—	215,487
Other borrowings	2,883	2,883	—	—
Accrued interest payable	9	—	9	—
Off balance sheet instruments	—	—	—	—

(1) Includes non-interest bearing accounts, totaling $19,344.

	At December 31, 2012
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$984	$984	$—	$—
Interest bearing deposits at banks	111,321	111,321	—	—
Investment securities	34,325	—	35,525	—
Mortgage-backed securities	7,524	—	7,524	—
Loans receivable	278,876	—	—	281,111
FHLB stock	1,338	—	1,338	—
Accrued interest receivable	1,502	—	1,502	—

Liabilities:
NOW and MMDA deposits (1)	$98,693	$98,693	$—	$—
Other savings deposits	50,284	50,284	—	—
Certificate accounts	222,060	—	—	233,400
Other borrowings	3,261	3,261	—	—
Accrued interest payable	9	—	9	—
Off balance sheet instruments	—	—	—	—

(1) Includes non-interest bearing accounts, totaling $16,243.

(9) Investment and Mortgage Backed Securities

The Bank classifies and accounts for debt and equity securities as follows:

•	Securities Held to Maturity - Securities held to maturity are stated at cost, adjusted for unamortized purchase premiums and discounts, based on the positive intent and the ability to hold these securities to maturity considering all reasonably foreseeable conditions and events.

•	Securities Available for Sale - Securities available for sale, carried at fair value, are those securities management might sell in response to changes in market interest rates, increases in loan demand, changes in liquidity needs and other conditions. Unrealized gains and losses, net of tax, are reported as a net amount in other comprehensive income (loss) until realized.

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

	At March 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$1,994	$6	$—	$—	$1,994	$6

Securities Held to Maturity
Municipal obligations	$2,169	$22	$—	$—	$2,169	$22

	At December 31, 2012
Dollars in Thousands	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities Available for Sale
U.S. Government obligations	$1,996	$4	$—	$—	$1,996	$4
Mortgage-backed securities	3	—	—	—	3	—

Total securities available for sale	$1,999	$4	$—	$—	$1,999	$4

Securities Held to Maturity
Municipal obligations	$1,719	$5	$—	$—	$1,719	$5

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

As of March 31, 2013, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with the issuers of these securities.

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. As of March 31, 2013, there was 1 U.S. government obligation in an unrealized loss position for less than twelve months and none in an unrealized loss position greater than twelve months, no mortgage backed securities were in an unrealized loss position, and 4 municipal obligations were in an unrealized loss position for less than twelve months and none in an unrealized loss position for more than twelve months. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell these securities before recovery. Management does not believe any individual unrealized loss as of March 31, 2013 represents an other-than-temporary impairment.

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

Dollars in Thousands

	March 31, 2013
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 5 years through 10 years	$4,000	$—	$(6)	$3,994

Total	$4,000	$—	$(6)	$3,994

	March 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$1,000	$1	$—	$1,001
Due after 5 years through 10 years	1,000	1	—	1,001

Total	$2,000	$2	$—	$2,002

	March 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 5 years through 10 years	$3,000	$1	$—	$3,001

Total	$3,000	$1	$—	$3,001

	March 31, 2013
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due in 1 year or less	$191	$—	$—	$191
Due after 1 years through 5 years	4,490	61	—	4,551
Due after 5 years through 10 years	7,329	95	(13)	7,411
Due after 10 years	15,525	834	(9)	16,350

Total	$27,535	$990	$(22)	$28,503

	December 31, 2012
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 5 years through 10 years	$4,000	$1	$(4)	$3,997

Total	$4,000	$1	$(4)	$3,997

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$3,000	$2	$—	$3,002
Due after 10 years	2,000	1	—	2,001

Total	$5,000	$3	$—	$5,003

	December 31, 2012
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due in 1 year or less	$190	$—	$—	$190
Due after 1 year through 5 years	2,994	53	(2)	3,045
Due after 5 years through 10 years	4,894	108	—	5,002
Due after 10 years	17,247	1,044	$(3)	18,288

Total	$25,325	$1,205	$(5)	$26,525

Included in obligations of U.S. Government agencies at March 31, 2013 and December 31, 2012, were $9.0 million and $9.0 million of structured notes, respectively. These structured notes were comprised of step-up bonds that provide the U.S. Government agency with the right, but not the obligation, to call the bonds on certain dates. There were no sales of investment securities in 2013 or 2012.

Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

Dollars in Thousands

	March 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$1,247	$106	$—	$1,353
FHLMC pass-through certificates	1,825	146	—	1,971
FNMA pass-through certificates	3,215	221	—	3,436

Total	$6,287	$473	$—	$6,760

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$1,287	$103	—	$1,390
FHLMC pass-through certificates	2,086	161	—	2,247
FNMA pass-through certificates	3,640	247	$—	3,887

Total	$7,013	$511	$—	$7,524

At March 31, 2013 and December 31, 2012, the Company had $2.7 million and $3.0 million, respectively, in mortgage-backed securities pledged as collateral for certain deposits. There were no sales of mortgage-backed securities in 2013 or 2012.

(10) Loans Receivable - Net

Loans receivable consist of the following:

Dollars in Thousands	At March 31,	At December 31,
	2013	2012
Real estate loans:
Single-family	$126,650	$126,676
Multi-family	16,995	20,935
Commercial	110,784	111,309
Land and construction	13,661	10,654
Commercial business	8,816	9,852
Consumer	5,153	5,348
Total loans receivable	282,059	284,774
Less:
Deferred fees	(595)	(979)
Allowance for loan losses	(4,539)	(4,919)
Loans receivable - net	$276,925	$278,876

The Company originates loans to customers located primarily in Southeastern Pennsylvania. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

Single-family real estate loans primarily consist of first mortgage liens on existing single-family residences and home equity loans. The Company intends to continue to originate permanent loans secured by first mortgage liens and home equity loans on single-family residential properties in the future

Multi-family and commercial real estate loans are made on terms up to 30 years, some of which include call or balloon provisions ranging from five to fifteen years. The Company will originate and purchase these loans either with fixed interest rates or with interest rates that adjust in accordance with a designated index.

The Company also originates residential and commercial construction loans and, to a limited degree, land acquisition and development loans. Construction loans are classified as either residential construction loans or commercial real estate construction loans at the time of origination, depending on the nature of the property securing the loan.

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

(11) Loan Credit Quality

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, when a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, is generally either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2013:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$1,863	$111	$2,234	$4,208	$122,442	$126,650	$974
Multi-family	—	—	—	—	16,995	16,995	—
Commercial	3,383	445	3,081	6,909	103,875	110,784	276
Land and construction	—	—	—	—	13,661	13,661	—
Commercial business	—	—	—	—	8,816	8,816	—
Consumer	193	94	195	482	4,671	5,153	195
Total	$5,439	$650	$5,510	$11,599	$270,460	$282,059	$1,445

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2012:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$1,723	$496	$2,406	$4,625	$122,051	$126,676	$1,742
Multi-family	—	—	—	—	20,935	20,935	—
Commercial	2,155	276	2,873	5,304	106,005	111,309	—
Land and construction	—	—	—	—	10,654	10,654	—
Commercial business	—	—	—	—	9,852	9,852	—
Consumer	148	124	324	596	4,752	5,348	324
Total	$4,026	$896	$5,603	$10,525	$274,249	$284,774	$2,066

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
(Dollars in thousands)

Real estate:
Single-family	$1,260	$664
Multi-family	—	—
Commercial	2,805	2,873
Land and construction	—	—
Commercial business	—	—
Consumer	—	—
Total non-accruing loans	$4,065	$3,537

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

The following table presents the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three months ended March 31, 2013:

(Dollars in thousands)	Single Family Real Estate	Multi Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Commercial Business	Total
Allowance for loan losses for the three months ended March 31, 2013:
Beginning balance	$1,027	$623	$2,674	$352	$18	$225	$4,919
Charge-offs	(171)	(359)	—	—	—	—	(530)
Recoveries	—	—	—	—	—	—	—
Provisions	173	(85)	(9)	97	(1)	(25)	150
Ending balance	$1,029	$179	$2,665	$449	$17	$200	$4,539
Allowance for loan losses:
Ending balance	$1,029	$179	$2,665	$449	$17	$200	$4,539
Ending balance:
individually evaluated for impairment	$8	$—	$972	$—	$—	$—	$980
Ending balance:
collectively evaluated for impairment	$1,021	$179	$1,693	$449	$17	$200	$3,559

Loans receivable:
Ending balance	$126,650	$16,995	$110,784	$13,661	$5,153	$8,816	$282,059
Ending balance:
individually evaluated for impairment	$191	$—	$12,427	$—	$—	$—	$12,618
Ending balance:
collectively evaluated for impairment	$126,459	$16,995	$98,357	$13,661	$5,153	$8,816	$269,441

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

The following table presents the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of December 31, 2012:

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of March 31, 2013:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)

Real estate:
Single-family	$123,018	$1,398	$2,234	$—	$126,650
Multi-family	16,995	—	—	—	16,995
Commercial	98,357	2,214	10,213	—	110,784
Land and construction	13,661	—	—	—	13,661
Commercial business	8,816	—	—	—	8,816
Consumer	5,153	—	—	—	5,153
Total	$266,000	$3,612	$12,447	$—	$282,059

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

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the three months ended March 31, 2013:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Commercial	$3,104	$3,104	$—	$1,631	$39

With an allowance recorded:
Real estate:
Single-family	$191	$191	$8	$191	$2
Commercial	$9,323	$9,323	$972	$8,738	$72

Total:
Real estate:
Single-family	$191	$191	$8	$191	$2
Commercial	$12,427	$12,427	$972	$10,369	$111

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the three months ended March 31, 2012:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Commercial	$3,704	$3,704	$—	$3,704	$—
Land and construction	$3,161	$6,188	$—	$3,161	$—

With an allowance recorded:
Real estate:
Multi-family	$2,834	$2,834	$223	$2,834	$—
Commercial	$3,439	$3,439	$308	$3,439	$—

Total:
Real estate:
Multi-family	$2,834	$2,834	$223	$2,834	$—
Commercial	$7,143	$7,143	$308	$7,143	$—
Land and construction	$3,161	$6,188	$—	$3,161	$—

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the year ended December 31, 2012:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Commercial	$898	$898	$—	$811	$46

With an allowance recorded:
Real estate:
Single-family	$191	$191	$8	$48	$1
Multi-family	$3,815	$3,815	$436	$3,351	$111
Commercial	$8,042	$8,042	$866	$7,435	$337

Total:
Real estate:
Single-family	$191	$191	$8	$48	$1
Multi-family	$3,815	$3,815	$436	$3,351	$111
Commercial	$8,940	$8,940	$866	$8,246	$383

The following table summarizes information in regards to troubled debt restructurings for the three months ended March 31, 2013:

(Dollars in Thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Real estate:
Commercial	2	$891	$921

The following table summarizes information in regards to troubled debt restructurings for the three months ended March 31, 2012:

(Dollars in Thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Real estate:
Commercial	7	$3,445	$3,445

There were no troubled debt restructurings with a payment default, with the payment default occurring within 12 months of restructure, and payment default occurring during the three months ended March 31, 2013.

At March 31, 2013, the Company had one single-family loan with a carrying value of $191,000 and thirteen commercial real estate loans with a carrying value of $6.2 million classified as troubled debt restructurings. The one single-family loan was classified as substandard in the Company’s allowance for loan losses and had an $8,000 allowance against it. Of the thirteen commercial real estate loans, eight were classified as special mention and five were classified as substandard in the Company’s allowance for loan losses. The eight loans classified as special mention loans are to two borrowers and have a $91,000 allowance against them. The five loans classified as substandard are to five borrowers and have a $521,000 allowance against them. All of the troubled debt restructurings consisted of changes in interest rates and no principal was forgiven.

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

The following table summarizes information in regards to troubled debt restructurings during the year ended December 31, 2012:

(Dollars in Thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Real estate:
Single-family	1	$191	$191
Commercial	8	$4,016	$4,016

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

A summary of the status of the shares under the 2011 RRP as of March 31, 2013 and changes during the three months ended March 31, 2013 are presented below:

Three Months Ended March 31, 2013
Weighted
	Number of	average grant
	shares	date fair value

Restricted at the beginning of period	169,560	$11.08
Granted	—	—
Vested	—	—
Forfeited	—	—
Restricted at the end of period	169,560	$11.08

A summary of the status of the shares under the 2011 RRP as of March 31, 2012 and changes during the three months ended March 31, 2012 are presented below:

Three Months Ended March 31, 2012
Weighted
	Number of	average grant
	shares	date fair value

Restricted at the beginning of period	208,200	$11.05
Granted	—	—
Vested	—	—
Forfeited	—	—
Restricted at the end of period	208,200	$11.05

Compensation expense on 2011 RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three months ended March 31, 2013, approximately 10,560 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $112,000 in compensation expense. During the three months ended March 31, 2012, approximately 10,410 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $110,000 in compensation expense. As of March 31, 2013, approximately $1.6 million in additional compensation expense is scheduled to be recognized over the remaining vesting period of 3.25 years. Under the terms of the 2011 RRP, any unvested 2011 RRP awards will become fully vested upon a change in control resulting in the full recognition of any unrecognized expense.

Stock Options

In July 2011, the shareholders of the Company also approved the adoption of the 2011 Stock Option Plan (the “2011 Option Plan”). Pursuant to the 2011 Option Plan, options to acquire 325,842 shares of common stock may be granted to employees and directors. Under the 2011 Option Plan, options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. On July 20, 2011, options to purchase 277,750 shares of common stock were awarded. On July 20, 2012, options to purchase 9,500 shares of common stock were awarded. As of March 31, 2013, a total of 38,592 shares of common stock have been reserved for future grant pursuant to the 2011 Option Plan.

A summary of the status of the Company’s stock options under the 2011 Option Plan as of March 31, 2013, and changes during the three months ended March 31, 2013, is presented below:

	Three Months Ended March 31, 2013
		Weighted
	Number of	average
	shares	exercise price

Options outstanding at the beginning of period	287,250	$11.10
Granted	—	—
Exercised	—	—
Vested	—	—
Forfeited	—	—
Options outstanding at the end of period	287,250	$11.10
Exercisable at end of the period	55,500	$11.05

The fair value of each option grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions for the options granted in 2011: dividend yield of 2.0%, risk-free interest rate of 1.58%, expected life of 7.0 years, and volatility of 30.34%. The calculated fair value of options granted in 2011 was $2.99. The fair value of each option grant is estimated using the Black-Scholes pricing model with the following weighted average assumptions for the options granted in 2012: dividend yield of 2.0%, risk-free interest rate of 0.71%, expected life of 7.0 years, and volatility of 28.87%. The calculated fair value of options granted in 2012 was $3.08. The weighted average contractual term of the options was 8.3 years at March 31, 2013.

During the three months ended March 31, 2013, approximately $41,000 was recognized in compensation expense for the 2011 Option Plan. At March 31, 2013, approximately $542,000 in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 4.25 years. During the three months ended March 31, 2012, approximately $40,000 was recognized in compensation expense for the 2011 Option Plan. At March 31, 2012, approximately $677,000 in additional compensation expense for awarded options remained unrecognized.

(13) Contingent Obligations

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued unconditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $734,000 at March 31, 2013 and $888,000 at December 31, 2012 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

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

Critical Accounting Policies. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements included elsewhere herein. These policies are described in Note 2 of the notes to the consolidated financial statements in the December 31, 2012 annual report on Form 10-K. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Income Taxes. Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. As of March 31, 2013, the Company had approximately $267,000, $864,000, and $575,000 of capital loss carryforwards, expiring in 2013, 2014, and 2015, respectively, which resulted in a deferred tax asset of $599,000. The Company expects to fully realize the benefit of such carryforwards through tax planning and sales/leaseback of capital assets.

As of March 31, 2013, the Company had approximately $522,000 of State net operating loss carryforwards expiring in 2013 and 2014, and $4.6 million of State net operating loss carryforwards, transferred from the MHC, expiring from 2019 through 2030. The Company has recorded a full valuation allowance for these carryforwards as projected State taxable income at the Company is not anticipated to be sufficient to realize these benefits.

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

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total assets decreased $3.5 million or 0.8% to $457.4 million at March 31, 2013 compared to $460.9 million at December 31, 2012. This decrease was primarily due to a $2.8 million or 2.5% decrease in total cash and cash equivalents, a $2.0 million or 0.7% decrease in net loans receivable, and a $764,000 or 10.2% decrease in mortgage-backed securities available for sale. These decreases were partially offset by a $2.2 million or 8.7% increase in investment securities held to maturity, a $122,000 or 5.9% increase in prepaid and other assets, and a $75,000 or 0.6% increase in bank owned life insurance.

Total liabilities decreased $3.2 million or 0.8% to $377.7 million at March 31, 2013 compared to $380.9 million at December 31, 2012. This decrease was primarily due to a $5.6 million or 1.6% decrease in interest bearing deposits, and a $378,000 or 11.6% decrease in other borrowings. These decreases were partially offset by a $3.1 million or 19.1% increase in non-interest bearing deposits from December 31, 2012 to March 31, 2013.

Stockholders’ equity decreased $306,000 to $79.7 million as of March 31, 2013 compared to $80.0 million at December 31, 2012. The decrease was due to $633,000 of treasury stock acquired combined with $260,000 in dividends paid. The decrease was partially offset by net income of $422,000 for the three months ended March 31, 2013.

Nonperforming assets decreased $186,000 to $7.5 million or 1.64% of total assets at March 31, 2013 as compared to $7.7 million or 1.67% of total assets at December 31, 2012. The nonperforming assets at March 31, 2013 included $5.5 million in nonperforming loans and $2.0 million in other real estate owned. The decrease in nonperforming assets was primarily due to a $93,000 decrease in nonperforming loans and a $94,000 decrease in other real estate owned as of March 31, 2013. Overall, nonperforming loans included $2.2 million in single-family residential real estate loans, $3.1 million in commercial real estate loans, and $195,000 in student loans, which are fully guaranteed by the U.S. Government. The Company continues to aggressively work towards the resolution of its nonperforming assets. The allowance for loan losses amounted to $4.5 million or 82.4% of nonperforming loans at March 31, 2013 as compared to $4.9 million or 87.8% at December 31, 2012.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2013 and March 31, 2012

General. Net income decreased $83,000 or 16.4% to $422,000 or $0.08 per share (dilutive) for the three months ended March 31, 2013 as compared to $505,000 or $0.09 per share (dilutive) for the same period in 2012. The decrease in net income was primarily due to a $122,000 or 3.4% decrease in net interest income, a $16,000 or 8.3% decrease in other income, and a $56,000 or 1.9% increase in other expenses which was partially offset by a $75,000 or 33.3% decrease in provision for loan losses for the three months ended March 31, 2013 when compared to the same period in 2012.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income decreased $122,000 or 3.4% during the three months ended March 31, 2013 as compared to the same period in 2012. The decrease in net interest income was primarily due to a $331,000 or 7.4% decrease in interest income on interest earning assets, partially offset by a $209,000 or 23.9% decrease in interest expense on interest bearing liabilities. As a result, the interest rate spread was unchanged at 3.21% for the three months ended March 31, 2013 and for the three months ended March 31, 2012. Based on the current economic environment and market competition, management anticipates continued pressure on the interest rate spread for 2013 which may negatively impact net interest income.

Interest Income. Interest income decreased $331,000 or 7.4% to $4.1 million for the three months ended March 31, 2013, compared to the same period in 2012. The decrease was primarily due to a $228,000 or 5.7% decrease on interest income on loans, a $69,000 or 22.9% decrease in interest income on investment securities, and a $38,000 or 35.5% decrease in interest income on mortgage backed securities. These decreases were partially offset by a $4,000 or 6.7% increase in interest income earned on balances due from depository institutions.

The decrease in interest income on loans was due to a 24 basis point or 4.3% decrease in the average yield earned and a $4.1 million or 1.5% decrease in the average balance of loans outstanding. The decrease in interest income on investment securities was primarily due to a $11.6 million or 24.5% decrease in the average balance of investment securities, partially offset by a 5 basis point or 2.0% increase in the average yield earned. The decrease in interest income on mortgage backed securities was due to a $3.7 million or 33.8% decrease in the average balance of mortgage backed securities and an 11 basis point or 2.8% decrease in the average yield earned. The increase in interest income on balances due from depository institutions was due to a $5.3 million or 5.1% increase in the average balance of balances due from depository institutions.

Interest Expense. Interest expense decreased $209,000 or 23.9% to $665,000 for the three months ended March 31, 2013, compared to the same period in 2012. This decrease was due to a $207,000 or 23.8% decrease in interest expense on deposits and a $2,000 or 66.7% decrease in interest expense on other borrowings. The decrease in interest expense on deposits was due to a 19 basis point or 20.2% decrease in the rates paid on deposits, partially offset by a $17.5 million or 4.7% increase in the average balance of deposits. The decrease in interest expense on other borrowings was due to a 26 basis point or 66.7% decrease in the rates paid on other borrowings, partially offset by a $64,000 or 2.1% increase in the average balance of other borrowings.

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

	Three Months Ended March 31,
	2013			2012
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$280,590	$3,775	5.38%	$284,724	$4,003	5.62%
Mortgage-backed securities (3)	7,218	69	3.82	10,900	107	3.93
Investment securities (3)	35,950	232	2.58	47,582	301	2.53
Due from depository institutions	109,851	64	0.23	104,514	60	0.23
Total interest-earning assets	433,609	4,140	3.82	447,720	4,471	3.99
Noninterest-earning assets	23,126			28,966
Total assets	$456,735			$476,686

Interest-bearing liabilities:
Deposits	$351,996	664	0.75	$369,456	871	0.94
Other borrowings	3,104	1	0.13	3,040	3	0.39
Total interest-bearing liabilities	355,100	665	0.75	372,496	874	0.94
Noninterest-bearing
Liabilities	21,649			21,173
Total liabilities	376,749			393,669
Stockholders’ equity	79,986			83,017
Total liabilities and stockholders’ equity	$456,735			$476,686

Net interest-earning assets	$78,509			$75,224
Net interest income/interest rate spread		$3,475	3.07%		$3,597	3.05%
Net yield on interest- earning assets (2)			3.21%			3.21%

1.	Nonaccrual loans and loan fees have been included.
2.	Net interest income divided by interest-earning assets.
3.	The indicated yields are not reflected on a tax equivalent basis.

Provision for Loan Losses. The provision for loan losses amounted to $150,000 for the three months ended March 31, 2013 compared to $225,000 for the three months ended March 31, 2012. Such provisions were primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of nonperforming loans and the current economic environment.

Other Income. Other income was $177,000 for the three months ended March 31, 2013 as compared to $193,000 for the same period in 2012. The $16,000 or 8.3% decrease was primarily the result of a $4,000 or 6.8% decrease in service charges, a $7,000 or 13.0% decrease in other fee income, and a $5,000 or 6.3% decrease in the increase in cash surrender value of bank owned life insurance for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012.

Other Expenses. Other expenses increased $56,000 or 1.9% to $3.0 million for the three months ended March 31, 2013 compared to the same period in 2012. The increase was primarily due to a $94,000 provision for loss on OREO recorded during the three months ended March 31, 2013 compared to no corresponding provision for the three months ended March 31, 2012. The increase was also affected by a $39,000 or 72.2% increase in advertising expense and a $22,000 or 14.4% increase in professional fees for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. These increases were partially offset by a $28,000 or 29.2% decrease in FDIC insurance premiums, $79,000 or 70.5% decrease in loan and OREO expense, and a $2,000 or 3.5% decrease in directors fees.

Income Tax Expense. Income tax expense amounted to $77,000 and $113,000 for the three months ended March 31, 2013 and 2012, respectively, resulting in effective tax rates of 15.4% and 18.3%, respectively. The $36,000 or 31.9% decrease in income tax expense was primarily due to a lower amount of income before income taxes.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations. Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition. Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors. Any excess funds are invested in overnight and other short-term interest-earning accounts. Cash flows are generated through the retail deposit market, its traditional funding source, for use in investing activities. In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement. At March 31, 2013, the Company had no outstanding advances and approximately $137.8 million of additional borrowing capacity from the FHLB of Pittsburgh. Further, the Company has access to the Federal Reserve Bank discount window. At March 31, 2013, no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company. At March 31, 2013, the total approved loan commitments outstanding amounted to $9.5 million. At the same date, commitments under unused lines of credit amounted to $26.5 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2013 totaled $140.4 million. Management believes that a significant portion of maturing deposits will remain with the Company. For the quarter ended March 31, 2013, there were no material changes in contractual obligations that were outside of the ordinary course of business. Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: May 13, 2013	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci, President
and Chief Executive Officer

Date: May 13, 2013	By:	/s/ Peter J. Meier
Peter J. Meier, Executive Vice President and Chief Financial Officer

