Form 10-Q
period 2013-06-30
Alliance Bancorp, Inc. of Pennsylvania
filed 2013-08-07
CIK 1500711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of Common Stock, par value $0.01 per share, of the Registrant as of August 2, 2013, was 4,936,184.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Part I – Item 1.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2013	2012

Assets
Cash and cash due from depository institutions	$1,063	$984
Interest bearing deposits with depository institutions	86,734	111,321
Total cash and cash equivalents	87,797	112,305
Investment securities available for sale	14,604	9,000
Mortgage-backed securities available for sale	5,915	7,524
Investment securities held to maturity (fair value - 2013, $28,027; 2012, $26,525)	27,769	25,325
Loans receivable - net of allowance for loan losses - 2013, $4,382; 2012, $4,919	283,086	278,876
Accrued interest receivable	1,534	1,502
Premises and equipment – net	2,545	2,688
Other real estate owned (OREO)	2,403	2,092
Federal Home Loan Bank (FHLB) stock-at cost	795	1,338
Bank owned life insurance	12,306	12,155
Deferred tax asset – net	6,128	6,051
Prepaid expenses and other assets	1,752	2,059

Total Assets	$446,634	$460,915

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$15,513	$16,243
Interest bearing deposits	342,988	354,794
Total deposits	358,501	371,037
Other borrowings	2,178	3,261
Accrued expenses and other liabilities	6,471	6,615
Total Liabilities	367,150	380,913

Stockholders’ Equity
Common stock, $.01 par value; shares authorized – 50,000,000; shares issued - 5,474,437; shares outstanding - 2013, 5,135,940; 2012, 5,201,734	55	55
Additional paid-in capital	57,316	57,009
Retained earnings	32,610	32,273
Common stock acquired by benefit plans	(4,151)	(4,228)
Accumulated other comprehensive loss	(2,034)	(1,675)
Treasury stock, at cost: 2013, 338,497 shares; 2012, 272,703 shares	(4,312)	(3,432)
Total Stockholders’ Equity	79,484	80,002

Total Liabilities and Stockholders’ Equity	$446,634	$460,915

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollar amounts in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Interest and Dividend Income
Loans, including fees	$3,755	$3,870	$7,530	$7,873
Mortgage-backed securities	60	97	129	204
Investment securities:
Taxable	31	65	51	141
Tax – exempt	203	229	415	454
Dividends	1	—	2	—
Balances due from depository institutions	55	63	119	124
Total interest and dividend income	4,105	4,324	8,246	8,796

Interest Expense
Deposits	622	841	1,286	1,712
Other borrowings	1	2	3	4
Total interest expense	623	843	1,289	1,716

Net Interest Income	3,482	3,481	6,957	7,080
Provision for Loan Losses	150	525	300	750
Net Interest Income After Provision for Loan Losses	3,332	2,956	6,657	6,330

Other Income
Service charges on deposit accounts	73	64	127	123
Other fee income	53	51	100	104
Gain on sale of premises and equipment	—	806	—	806
(Loss) gain on sale of OREO, net	(1)	201	(1)	201
Rental income from OREO	—	29	—	29
Increase in cash surrender value of bank owned life insurance	76	80	151	160
Total other income	201	1,231	377	1,423

Other Expenses
Salaries and employee benefits	1,749	1,625	3,484	3,365
Occupancy and equipment	470	466	930	922
FDIC deposit insurance premiums	84	99	152	196
Advertising and marketing	110	169	203	223
Professional fees	219	172	393	325
Loan and OREO expense	21	23	54	135
Provision for OREO	12	—	106	—
Directors’ fees	60	59	115	116
Other	287	269	577	548
Total other expenses	3,012	2,882	6,014	5,830

Income Before Income Tax Expense	521	1,305	1,020	1,923

Income Tax Expense	89	343	166	456

Net Income	$432	$962	$854	$1,467

Basic Earnings per Share	$0.09	$0.18	$0.17	$0.28
Dilutive Earnings per Share	$0.09	$0.18	$0.17	$0.27

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollar amounts in thousands)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,

	2013	2012	2013	2012

Net Income	$432	$962	$854	$1,467

Other Comprehensive Loss
Unrealized loss on available for sale securities net of tax benefit 2013, $171 and $185; 2012, $27 and $45	(332)	(52)	(359)	(77)

Comprehensive Income	$100	$910	$495	$1,390

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Acquired by Benefit Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2012	$55	$56,396	$30,819	$(2,927)	$(1,348)	$—	$82,995
ESOP shares committed to be released				77			77
Net income			1,467				1,467
Dividends declared ($0.10 per share)			(548)				(548)
Stock-based compensation (stock options)		80					80
Stock-based compensation (restricted stock)		221					221
Common stock acquired by 2011 RRP Trust (43,800 shares)				(1,455)			(1,455)
Acquisition of treasury stock (7,500 shares)						(92)	(92)
Other comprehensive loss					(77)		(77)

Balance, June 30, 2012	$55	$56,697	$31,738	$(4,305)	$(1,425)	$(92)	$82,668

Balance, January 1, 2013	$55	$57,009	$32,273	$(4,228)	$(1,675)	$(3,432)	$80,002
ESOP shares committed to be released				77			77
Net income			854				854
Dividends declared ($0.10 per share)			(517)				(517)
Stock-based compensation (stock options)		83					83
Stock-based compensation (restricted stock)		224					224
Acquisition of treasury stock (65,794 shares)						(880)	(880)
Other comprehensive loss					(359)		(359)

Balance, June 30, 2013	$55	$57,316	$32,610	$(4,151)	$(2,034)	$(4,312)	$79,484

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	For the Six Months
	Ended June 30,
	2013	2012
Cash Flow From Operating Activities
Net income	$854	$1,467
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for:
Loan losses	300	750
Depreciation and amortization	268	260
Write-down of OREO	106	—
Stock based compensation	384	378
Gain on sale of premises and equipment	—	(806)
Loss (gain) on the sale of OREO	1	(201)
Deferred tax expense	108	573
Increase in cash surrender value of bank owned life insurance	(151)	(160)
Changes in assets and liabilities which (used) provided cash:
Accrued expenses and other liabilities	(144)	46
Prepaid expenses and other assets	307	(2,915)
Accrued interest receivable	(32)	20
Net cash provided by (used in) operating activities	2,001	(588)

Cash Flow From Investing Activities
Purchase of investment securities-available for sale	(9,000)	(8,000)
Purchase of investment securities-held to maturity	(4,275)	(5,840)
Loans originated and acquired	(38,550)	(35,934)
Proceeds from maturities and calls of investment securities	4,831	16,685
Redemption of FHLB stock	543	184
Principal repayments of:
Loans	32,758	32,578
Mortgage-backed securities	1,461	1,966
Purchase of premises and equipment	(125)	(654)
Proceeds from the sale of premises and equipment	—	2,853
Investment in OREO	—	(368)
Proceeds from the sale of OREO	864	902
Net cash (used in) provided by investing activities	(11,493)	4,373

Cash Flow From Financing Activities
Dividends paid	(517)	(548)
(Decrease) increase in deposits	(12,536)	12,428
Purchase of treasury stock	(880)	(92)
Acquisition of stock by benefit plans	—	(1,455)
Decrease in other borrowings	(1,083)	(602)
Net cash (used in) provided by financing activities	(15,016)	9,731

(Decrease) increase in Cash and Cash Equivalents	(24,508)	13,515
Cash and Cash Equivalents, Beginning of Year	112,305	95,852
Cash and Cash Equivalents, End of Year	$87,797	$109,367

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$1,292	$1,721
Income taxes	$—	$—

Supplemental Schedule of Noncash Financing and Investing Activities:
Other real estate acquired in settlement of loans	$1,282	$4,242

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

The Bank is a community oriented savings bank headquartered in Broomall, Pennsylvania. The Bank operates a total of eight banking offices located in Delaware and Chester Counties, which are suburbs of Philadelphia. The Bank is primarily engaged in attracting deposits from the general public through its branch offices and using such deposits primarily to (i) originate and purchase loans secured by first liens on single-family (one-to-four units) residential and commercial real estate properties and (ii) invest in securities issued by the U.S. Government and agencies thereof, municipal and corporate debt securities and certain mutual funds. The Bank derives its income principally from interest earned on loans, mortgage-backed securities and investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services. The Bank's primary expenses are interest expense on deposits and borrowings and general operating expenses.

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

Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (US GAAP). The consolidated statement of financial condition at December 31, 2012, has been derived from audited consolidated financial statements but does not include all information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results which may be expected for the year ending December 31, 2013 or any other period. All significant intercompany accounts and transactions have been eliminated. For comparative purposes, prior periods’ consolidated financial statements have been reclassified when necessary to conform to report classifications of the current year. The reclassifications had no effect on net income. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Subsequent Events. The Company has evaluated events and transactions occurring subsequent to June 30, 2013, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

(2) Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires reporting the effect of significant reclassifications out of accumulated other comprehensive income by component on the respective line items in the income statement parenthetically or in the notes to the financial statements if the amounts being reclassified are required under U.S. GAAP to be reclassified in their entirety to net income. This ASU is effective for public companies prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012 and early adoption is permitted. The adoption of ASU 2013-02 did not have an impact on the Company’s results of operations or financial position.

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities in order to clarify the scope of ASU 2011-11, “Disclosures About Offsetting Assets and Liabilities”, issued in December 2011. ASU 2011-11 required entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This ASU was issued to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards, or IFRS. ASU 2013-01 clarified that ASU 2011-11 applies to derivatives, sale and repurchase agreements and reverse sale of repurchase agreements, and securities borrowing and securities lending arrangements, but does not apply to standard commercial contracts allowing either party to net in the event of default or to broker-dealer unsettled regular-way trades. Both ASUs are effective for public companies retrospectively for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of ASU 2013-02 and ASU 2011-11 did not have an impact on the Company’s results of operations or financial position.

In February 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”. The ASU requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors as well as any additional amount that the entity expects to pay on behalf of its co-obligors. The new standard is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2013, and early adoption is permitted. The Company is currently evaluating the implications of ASU 2013-04.

(3) Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. The maximum exposure related to these commitments at June 30, 2013 was $1.5 million which was secured by real estate and cash.

(4) Segment Information

The Company has no reportable segments. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk.

(5) Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. There were 9,500 and 277,750 anti-dilutive stock options outstanding at June 30, 2013 and June 30, 2012, respectively.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net Income	$432,000	$962,000	$854,000	$1,467,000

Weighted average shares outstanding	5,152,004	5,474,272	5,171,230	5,474,355
Adjusted average unearned ESOP shares	(157,378)	(170,792)	(159,120)	(172,710)
Weighted average shares outstanding – basic	4,994,626	5,303,480	5,012,110	5,301,645
Effect of dilutive common stock equivalents	75,763	41,996	60,929	68,366
Adjusted weighted average shares outstanding-dilutive	5,070,389	5,345,477	5,073,039	5,370,011

Basic earnings per share	$0.09	$0.18	$0.17	$0.28
Dilutive earnings per share	$0.09	$0.18	$0.17	$0.27

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

As the debt is repaid, shares are released from collateral and allocated to qualified employees. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The compensation expense for the ESOP for the three months ended June 30, 2013 and June 30, 2013 was $38,000 and $38,000, respectively. The compensation expense for the ESOP for the six months ended June 30, 2013 and June 30, 2012 was $77,000 and $77,000, respectively.

The following table presents the components of the ESOP shares inclusive of shares purchased prior to 2007:

	June 30, 2013	June 30, 2012
Shares released for allocation	165,885	187,046
Unearned shares	155,646	134,321
Total ESOP shares	321,531	321,367

(7) Retirement Plans

The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements. As required under FASB ASC Topic 715, Compensation – Retirement Benefits, the net pension costs included the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net Periodic Benefit Cost
Service Cost	$72,065	$73,153	$144,130	$146,306
Interest Cost	59,165	59,083	118,330	118,166
Expected Return on Plan Assets	(95,712)	(100,313)	(210,924)	(200,626)
Amortization of Prior Service Cost	3,171	3,171	6,342	6,342
Amortization of Loss	34,811	33,594	69,622	67,188
Net Periodic Benefit Cost	$73,500	$68,688	$127,500	$137,376

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net Periodic Benefit Cost
Service Cost	$13,705	$12,060	$27,410	$24,120
Interest Cost	49,611	43,214	99,222	86,428
Amortization of Loss	8,684	4,726	17,368	9,452
Net Periodic Benefit Cost	$72,000	$60,000	$144,000	$120,000

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

Impaired Loans (Generally Carried at Fair Value). Impaired loans are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. Appraised values may be discounted based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal. Because of the high degree of judgment required in estimating the fair value of collateral underlying impaired loans, and because of the relationship between fair value and general economic conditions, the Company considers fair values of impaired loans to be highly sensitive to market conditions. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances, net of any valuation allowance. At June 30, 2013 and December 31, 2012, the fair value consists of loan balances of $6.4 million and $11.9 million, respectively, net of valuation allowances of $667,000 and $1.2 million, respectively.

Other Real Estate Owned. OREO assets are originally recorded at fair value upon transfer of the loans to OREO. Subsequently, OREO assets are carried at the lower of carrying value or fair value. The fair value of OREO is based on independent appraisals less selling costs. Appraised values may be discounted based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal. Because of the high degree of judgment required in estimating the fair value of OREO and because of the relationship between fair value and general economic conditions, the Company considers fair values of OREO to be highly sensitive to market conditions. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At June 30, 2013 and December 31, 2012, the fair value consists of OREO balances of $1.5 million and $2.2 million, respectively, net of valuation allowances of $419,000 and $313,000, respectively.

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

The following table summarizes assets measured at fair value on a recurring basis as of June 30, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Obligations of FHLB	$9,700	$—	$9,700	$—
Obligations of Fannie Mae	4,904	—	4,904	—
Obligations of GNMA	1,291	—	1,291	—
Obligations of FHLMC	1,683	—	1,683	—
Obligations of FNMA	2,941	—	2,941	—
Total	$20,519	$—	$20,519	$—

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 are as follows (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$5,704	$—	$—	$5,704
Other real estate owned	1,121	—	—	1,121
Total	$6,825	$—	$—	$6,825

The following table presents quantitative information with regards to Level 3 fair value measurements at June 30, 2013 (in thousands):

Description	Fair Value at June 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans	$5,704	Appraisal of collateral	Appraisal adjustments (1)	0%to -30% (-25%	)

Other real estate owned	1,121	Appraisal of collateral	Appraisal adjustments (1)	0% to -15% (-4%	)
Total	$6,825

(1)	Appraisals may be adjusted by management for qualitative factors, including estimated liquidation expenses. The range and weighted average adjustments are presented as a percentage of the appraisal.

The following table presents quantitative information with regards to Level 3 fair value measurements at December 31, 2012 (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$10,605	$—	$—	$10,605
Other real estate owned	1,851	—	—	1,851
Total	$12,456	$—	$—	$12,456

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 are as follows (in thousands):

Description	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans	$10,605	Appraisal of collateral	Appraisal adjustments (1)	-3% to -30% (-14%)

Other real estate owned	1,851	Appraisal of collateral	Appraisal adjustments (1)	-7% to -20% (-20%)
Total	$12,456

(1)	Appraisals may be adjusted by management for qualitative factors, including estimated liquidation expenses. The range and weighted average adjustments are presented as a percentage of the appraisal.

There were no transfers between levels for the three and six months ended June 30, 2013. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.

The carrying amount and estimated fair values of the Company’s assets and liabilities were as follows.

	At June 30, 2013
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$1,063	$1,063	$—	$—
Interest bearing deposits at banks	86,734	86,734	—	—
Investment securities	42,373	—	42,631	—
Mortgage-backed securities	5,915	—	5,915	—
Loans receivable	283,086	—	—	285,251
FHLB stock	795	—	795	—
Accrued interest receivable	1,534	—	1,534	—

Liabilities:
NOW and MMDA deposits (1)	$91,708	$91,708	$—	$—
Other savings deposits	51,916	51,916	—	—
Certificate accounts	214,877	—	—	208,798
Other borrowings	2,178	2,178	—	—
Accrued interest payable	6	—	6	—
Off balance sheet instruments	—	—	—	—

(1) Includes non-interest bearing accounts, totaling $15,513.

	At December 31, 2012
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$984	$984	$—	$—
Interest bearing deposits at banks	111,321	111,321	—	—
Investment securities	34,325	—	35,525	—
Mortgage-backed securities	7,524	—	7,524	—
Loans receivable	278,876	—	—	281,111
FHLB stock	1,338	—	1,338	—
Accrued interest receivable	1,502	—	1,502	—

Liabilities:
NOW and MMDA deposits (1)	$98,693	$98,693	$—	$—
Other savings deposits	50,284	50,284	—	—
Certificate accounts	222,060	—	—	233,400
Other borrowings	3,261	3,261	—	—
Accrued interest payable	9	—	9	—
Off balance sheet instruments	—	—	—	—

(1) Includes non-interest bearing accounts, totaling $16,243.

(9) Investment and Mortgage Backed Securities

The Bank classifies and accounts for debt and equity securities as follows:

•	Securities Held to Maturity - Securities held to maturity are stated at cost, adjusted for unamortized purchase premiums and discounts, based on the positive intent and the ability to hold these securities to maturity considering all reasonably foreseeable conditions and events.

•	Securities Available for Sale - Securities available for sale, carried at fair value, are those securities management might sell in response to changes in market interest rates, increases in loan demand, changes in liquidity needs and other conditions. Unrealized gains and losses, net of tax, are reported as a net amount in accumulated other comprehensive income (loss) until realized.

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

	At June 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$14,604	$396	$—	$—	$14,604	$396

Securities Held to Maturity
Municipal obligations	$10,666	$268	$—	$—	$10,666	$268

	At December 31, 2012
Dollars in Thousands	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$1,996	$4	$—	$—	$1,996	$4
Mortgage-backed securities	3	—	—	—	3	—

Total securities available for sale	$1,999	$4	$—	$—	$1,999	$4

Securities Held to Maturity
Municipal obligations	$1,719	$5	$—	$—	$1,719	$5

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

As of June 30, 2013, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with the issuers of these securities.

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. As of June 30, 2013, there were 10 U.S. government obligations in an unrealized loss position, no mortgage-backed securities were in an unrealized loss position, and 15 municipal obligations were in an unrealized loss position. There were no securities in an unrealized loss position for more than twelve months as of June 30, 2013. The Company does not intend to sell any of these securities and it is unlikely that it will be required to sell any of these securities before recovery. Management does not believe any individual unrealized loss as of June 30, 2013 represents an other-than-temporary impairment.

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

Dollars in Thousands

	June 30, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for Sale:

Obligations of the Federal Home Loan Bank:
Due after 5 years through 10 years	$6,000	$—	$(197)	$5,803
Due after 10 years	4,000	—	(103)	3,897

Total	$10,000	$—	$(300)	$9,700

	June 30, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$2,000	$—	$(27)	$1,973
Due after 10 years	3,000	—	(69)	2,931

Total	$5,000	$—	$(96)	$4,904

	June 30, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held to Maturity

Municipal Obligations:
Due in 1 year or less	$196	$—	$—	$196
Due after 1 years through 5 years	5,969	38	(33)	5,974
Due after 5 years through 10 years	6,078	34	(129)	5,983
Due after 10 years	15,526	454	(106)	15,874

Total	$27,769	$526	$(268)	$28,027

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for Sale:

Obligations of the Federal Home Loan Bank:
Due after 5 years through 10 years	$4,000	$1	$(4)	$3,997

Total	$4,000	$1	$(4)	$3,997

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$3,000	$2	$—	$3,002
Due after 10 years	2,000	1	—	2,001

Total	$5,000	$3	$—	$5,003

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held to Maturity

Municipal Obligations:
Due in 1 year or less	$190	$—	$—	$190
Due after 1 year through 5 years	2,994	53	(2)	3,045
Due after 5 years through 10 years	4,894	108	—	5,002
Due after 10 years	17,247	1,044	$(3)	18,288

Total	$25,325	$1,205	$(5)	$26,525

Included in obligations of U.S. Government agencies at June 30, 2013 and December 31, 2012, were $14.6 million and $9.0 million, respectively, of structured notes. These structured notes were comprised of step-up bonds that provide the U.S. Government agency with the right, but not the obligation, to call the bonds on certain dates. There were no sales of investment securities in 2013 or 2012.

Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

Dollars in Thousands

	June 30, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$1,201	$90	$—	$1,291
FHLMC pass-through certificates	1,568	115	—	1,683
FNMA pass-through certificates	2,783	158	—	2,941

Total	$5,552	$363	$—	$5,915

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$1,287	$103	$—	$1,390
FHLMC pass-through certificates	2,086	161	—	2,247
FNMA pass-through certificates	3,640	247	—	3,887

Total	$7,013	$511	$—	$7,524

At June 30, 2013 and December 31, 2012, the Company had $2.5 million and $3.0 million, respectively, in mortgage-backed securities pledged as collateral for the treasury, tax and loan account and certain deposits. There were no sales of mortgage-backed securities in 2013 or 2012.

(10) Loans Receivable - Net

Loans receivable consist of the following:

Dollars in Thousands	At June 30,	At December 31,
	2013	2012
Real estate loans:
Single-family	$124,010	$126,676
Multi-family	16,870	20,935
Commercial	112,601	111,309
Land and construction	19,887	10,654
Commercial business	9,944	9,852
Consumer	4,877	5,348
Total loans receivable	288,189	284,774
Less:
Deferred fees	(721)	(979)
Allowance for loan losses	(4,382)	(4,919)
Loans receivable - net	$283,086	$278,876

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2013:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$434	$—	$3,219	$3,653	$120,357	$124,010	$1,614
Multi-family	—	—	—	—	16,870	16,870	—
Commercial	1,577	564	1,249	3,390	109,211	112,601	—
Land and construction	—	—	935	935	18,952	19,887	935
Commercial business	—	—	—	—	9,944	9,944	—
Consumer	105	120	349	574	4,303	4,877	349
Total	$2,116	$684	$5,752	$8,552	$279,637	$288,189	$2,898

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2012:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$1,723	$496	$2,406	$4,625	$122,051	$126,676	$1,742
Multi-family	—	—	—	—	20,953	20,935	—
Commercial	2,155	276	2,873	5,304	106,005	111,309	—
Land and construction	—	—	—	—	10,654	10,654	—
Commercial business	—	—	—	—	9,852	9,852	—
Consumer	148	124	324	596	4,752	5,348	324
Total	$4,026	$896	$5,603	$10,525	$274,249	$284,774	$2,066

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
(Dollars in thousands)

Real estate:
Single-family	$1,605	$644
Multi-family	—	—
Commercial	1,249	2,873
Land and construction	—	—
Commercial business	—	—
Consumer	—	—
Total non-accruing loans	$2,854	$3,537

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

The following table presents the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three and six months ended June 30, 2013:

(Dollars in thousands)	Single Family Real Estate	Multi Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Commercial Business	Total

Allowance for loan losses for the three months ended June 30, 2013:
Beginning balance	$1,029	$179	$2,665	$449	$17	$200	$4,539
Charge-offs	(62)	—	(293)	—	—	—	(355)
Recoveries	18	—	—	30	—	—	48
Provisions	(32)	(31)	23	172	(7)	25	150
Ending balance	$953	$148	$2,395	$651	$10	$225	$4,382

Allowance for loan losses for the six months ended June 30, 2013:
Beginning balance	$1,027	$623	$2,674	$352	$18	$225	$4,919
Charge-offs	(233)	(359)	(293)	—	—	—	(885)
Recoveries	18	—	—	30	—	—	48
Provisions	141	(116)	14	269	(8)	—	300
Ending balance	$953	$148	$2,395	$651	$10	$225	$4,382
Ending balance:
individually evaluated for impairment	$16	$—	$651	$—	$—	$—	$667
Ending balance:
collectively evaluated for impairment	$937	$148	$1,744	$651	$10	$225	$3,715

Loans receivable:
Ending balance	$124,010	$16,870	$112,601	$19,887	$4,877	$9,944	$288,189
Ending balance:
individually evaluated for impairment	$559	$—	$10,314	$935	$—	$—	$11,808
Ending balance:
collectively evaluated for impairment	$123,451	$16,870	$102,287	$18,952	$4,877	$9,944	$276,381

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

The following table presents the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of December 31, 2012:

(Dollars in thousands)	Single Family Real Estate	Multi Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Commercial Business	Total
Allowance for loan losses:
Ending balance	$1,027	$623	$2,674	$352	$18	$225	$4,919
Ending balance:
individually evaluated for impairment	$8	$436	$802	$—	$—	$—	$1,246
Ending balance:
collectively evaluated for impairment	$1,019	$187	$1,872	$352	$18	$225	$3,673
Ending balance:
loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans receivable:
Ending balance	$126,676	$20,935	$111,309	$10,654	$5,348	$9,852	$284,774
Ending balance:
individually evaluated for impairment	$564	$3,815	$7,895	$—	$—	$—	$12,274
Ending balance:
collectively evaluated for impairment	$126,112	$17,120	$103,414	$10,654	$5,348	$9,852	$272,500

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of June 30, 2013:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)

Real estate:
Single-family	$119,031	$1,760	$3,219	$—	$124,010
Multi-family	16,870	—	—	—	16,870
Commercial	102,287	1,831	8,483	—	112,601
Land and construction	18,952	—	935	—	19,887
Commercial business	9,944	—	—	—	9,944
Consumer	4,877	—	—	—	4,877
Total	$271,961	$3,591	$12,637	$—	$288,189

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

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a below market rate reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired.

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the three months ended June 30, 2013:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Single-family	$368	$368	$—	$368	$2
Commercial	$4,134	$4,134	$—	$3,663	$49
Land and construction	$935	$935	$—	$312	$—

With an allowance recorded:
Real estate:
Single-family	$191	$191	$16	$191	$3
Commercial	$6,180	$6,180	$651	$6,180	$75

Total:
Real estate:
Single-family	$559	$559	$16	$559	$5
Commercial	$10,314	$10,314	$651	$9,843	$114
Land and construction	$935	$935	$—	$312	$—

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the six months ended June 30, 2013:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Single-family	$368	$368	$—	$368	$6
Commercial	$4,134	$4,134	$—	$2,665	$95
Land and construction	$935	$935	$—	$156	$9

With an allowance recorded:
Real estate:
Single-family	$191	$191	$16	$191	$5
Commercial	$6,180	$6,180	$651	$6,033	$137

Total:
Real estate:
Single-family	$559	$559	$16	$559	$11
Commercial	$10,314	$10,314	$651	$8,698	$232
Land and construction	$935	$935	$—	$156	$9

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the three months ended June 30, 2012:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Commercial	$4,953	$4,953	$—	$4,949	$5

With an allowance recorded:
Real estate:
Multi-family	$3,186	$3,186	$547	$3,186	$—
Commercial	$3,486	$3,486	$391	$2,922	$9
Land and construction	$3,161	$6,188	$89	$3,161	$—

Total:
Real estate:
Multi-family	$3,186	$3,186	$547	$3,186	$—
Commercial	$8,439	$8,439	$391	$7,871	$14
Land and construction	$3,161	$6,188	$89	$3,161	$—

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the six months ended June 30, 2012:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Commercial	$4,953	$4,953	$—	$4,947	$114

With an allowance recorded:
Real estate:
Multi-family	$3,186	$3,186	$547	$3,186	$—
Commercial	$3,486	$3,486	$391	$2,781	$20
Land and construction	$3,161	$6,188	$89	$3,161	$—

Total:
Real estate:
Multi-family	$3,186	$3,186	$547	$3,186	$—
Commercial	$8,439	$8,439	$391	$7,728	$134
Land and construction	$3,161	$6,188	$89	$3,161	$—

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the year ended December 31, 2012:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Commercial	$423	$423	$—	$336	$33

With an allowance recorded:
Real estate:
Single-family	$564	$564	$8	$424	$18
Multi-family	$3,815	$3,815	$436	$3,351	$111
Commercial	$7,472	$7,472	$802	$6,752	$304

Total:
Real estate:
Single-family	$564	$564	$8	$424	$18
Multi-family	$3,815	$3,815	$436	$3,351	$111
Commercial	$7,895	$7,895	$802	$7,088	$337

There were no troubled debt restructurings during the three months ended June 30, 2013 or the three months ended June 30, 2012. There were no troubled debt restructurings with a payment default, with the payment default occurring within 12 months of restructure, during the three months ended June 30, 2013 or the three months ended June 30, 2012.

The following table summarizes information in regards to troubled debt restructurings for the six months ended June 30, 2013:

(Dollars in Thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Real estate:
Commercial	2	$891	$921

There were no troubled debt restructurings with a payment default, with the payment default occurring within 12 months of restructure, during the six months ended June 30, 2013.

The following table summarizes information in regards to troubled debt restructurings for the six months ended June 30, 2012:

(Dollars in Thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Real estate:
Commercial	7	$3,445	$3,445

There were no troubled debt restructurings with a payment default, with the payment default occurring in within the 12 months of restructure, during the six months ended June 30, 2012.

At June 30, 2013, the Company had three single-family loan with a carrying value of $559,000 and eleven commercial real estate loans with a carrying value of $5.8 million classified as troubled debt restructurings. Of the three single-family real estate loans, two were classified as special mention and one was classified as substandard in the Company’s allowance for loan losses. The two loans classified as special mention loans are to one borrower and had no allowance against them. The one loan classified as substandard had a $16,000 allowance against it. Of the eleven commercial real estate loans, six were classified as special mention and five were classified as substandard in the Company’s allowance for loan losses. The six loans classified as special mention loans are to two borrowers and have an $82,000 allowance against them. The five loans classified as substandard are to five borrowers and have a $501,000 allowance against them. All of the troubled debt restructurings consisted of changes in interest rates and no principal was forgiven.

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

(12) Stock-Based Compensation

Recognition and Retention Plan and Trust

In July of 2011, the shareholders of the Company approved the adoption of the Company’s 2011 Recognition and Retention Plan and Trust (the “2011 RRP”). Pursuant to the terms of the 2011 RRP, awards of up to 218,977 shares of restricted common stock may be granted to employees and directors. In order to fund the 2011 RRP, the 2011 RRP acquired 218,977 shares of the Company’s common stock in the open market for approximately $2.4 million at an average price of $11.14 per share. During 2012 and 2011, the Company made sufficient contributions to the 2011 RRP to fund the purchase of these shares. Pursuant to the terms of the 2011 RRP, no additional shares will be acquired. On July 20, 2011, a total of 208,200 2011 RRP awards were granted. On July 20, 2012, a total of 3,000 2011 RRP awards were granted. The 2011 RRP shares generally vest at the rate of 20% per year over five years.

A summary of the status of the shares under the 2011 RRP as of June 30, 2013 and changes during the three months ended June 30, 2013 are presented below:

Three Months Ended June 30, 2013
Weighted
	Number of	average grant
	Shares	date fair value

Restricted at the beginning of period	169,560	$11.08
Granted	—	—
Vested	—	—
Forfeited	—	—
Restricted at the end of period	169,560	$11.08

A summary of the status of the shares under the 2011 RRP as of June 30, 2013 and changes during the six months ended June 30, 2013 are presented below:

Six Months Ended June 30, 2013
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

Compensation expense on 2011 RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three months ended June 30, 2013, approximately 10,560 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $112,000 in compensation expense. During the six months ended June 30, 2013, approximately 21,120 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $224,000 in compensation expense. During the three months ended June 30, 2012, approximately 10,410 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $110,000 in compensation expense. During the six months ended June 30, 2012, approximately 20,820 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $221,000 in compensation expense. As of June 30, 2013, approximately $1.4 million in additional compensation expense is scheduled to be recognized over the remaining vesting period of 3.0 years. Under the terms of the 2011 RRP, any unvested 2011 RRP awards will become fully vested upon a change in control of the Company resulting in the full recognition of any unrecognized expense.

Stock Options

In July 2011, the shareholders of the Company also approved the adoption of the Company’s 2011 Stock Option Plan (the “2011 Option Plan”). Pursuant to the 2011 Option Plan, options to acquire 325,842 shares of common stock may be granted to employees and directors. Under the 2011 Option Plan, options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. On July 20, 2011, options to purchase 277,750 shares of common stock were awarded. On July 20, 2011, options to purchase 9,500 shares of common stock were awarded. As of June 30, 2013, a total of 38,592 shares of common stock have been reserved for future grant pursuant to the 2011 Option Plan.

A summary of the status of the Company’s stock options under the 2011 Option Plan as of June 30, 2013, and changes during the three and six months ended June 30, 2013, is presented below:

	Three Months Ended June 30, 2013
		Weighted
	Number of	average
	shares	exercise price

Options outstanding at the beginning of period	287,250	$11.10
Granted	—	—
Exercised	—	—
Vested	—	—
Forfeited	—	—
Options outstanding at the end of period	287,250	$11.10
Exercisable at end of the period	55,500	$11.05

	Six Months Ended June 30, 2013
		Weighted
	Number of	average
	shares	exercise price

Options outstanding at the beginning of period	287,250	$11.10
Granted	—	—
Exercised	—	—
Vested	—	—
Forfeited	—	—
Options outstanding at the end of period	287,250	$11.10
Exercisable at end of the period	55,500	$11.05

The fair value of each option grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions for the options granted in 2011: dividend yield of 2.0%, risk-free interest rate of 1.58%, expected life of 7.0 years, and volatility of 30.34%. The calculated fair value of options granted in 2011 was $2.99. The fair value of each option grant is estimated using the Black-Scholes pricing model with the following weighted average assumptions for the options granted in 2012: dividend yield of 2.0%, risk-free interest rate of 0.71%, expected life of 7.0 years, and volatility of 28.87%. The calculated fair value of options granted in 2012 was $3.08. The weighted average contractual term of the options was 8.1 years at June 30, 2013.

During the three months ended June 30, 2013, approximately $41,000 was recognized in compensation expense for the 2011 Option Plan. During the six months ended June 30, 2013, approximately $83,000 was recognized in compensation expense for the 2011 Option Plan. At June 30, 2013, approximately $500,000 in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 3.0 years. During the three months ended June 30, 2012, approximately $40,000 was recognized in compensation expense for the 2011 Option Plan. During the six months ended June 30, 2012, approximately $80,000 was recognized in compensation expense for the 2011 Option Plan.

(13) Contingent Obligations

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued unconditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $1.5 million at June 30, 2013 and $888,000 at December 31, 2012 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

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

Income Taxes. Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. As of June 30, 2013, the Company had approximately $267,000, $864,000, and $575,000 of capital loss carryforwards, expiring in 2013, 2014, and 2015, respectively, which resulted in a deferred tax asset of $599,000. The Company expects to fully realize the benefit of such carryforwards through tax planning and sales/leaseback of capital assets.

As of June 30, 2013, the Company had approximately $432,000 of State net operating loss carryforwards expiring in 2013 and 2014, and $4.6 million of State net operating loss carryforwards, transferred from the MHC, expiring from 2019 through 2030. The Company has recorded a full valuation allowance for these carryforwards as projected State taxable income at the Company is not anticipated to be sufficient to realize these benefits.

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total assets decreased $14.3 million or 3.1% to $446.6 million at June 30, 2013 compared to $460.9 million at December 31, 2012. This decrease was primarily due to a $24.5 million or 21.8% decrease in total cash and cash equivalents, a $1.6 million or 21.4% decrease in mortgage backed securities, and a $543,000 or 40.6% decrease in FHLB stock. These decreases were partially offset by a $5.6 million or 62.3% increase in investment securities available for sale, a $2.4 million or 9.7% increase in investment securities held to maturity, and a $4.2 million or 1.5% increase in loans receivable.

Total liabilities decreased $13.8 million or 3.6% to $367.2 million at June 30, 2013 compared to $380.9 million at December 31, 2012. This decrease was primarily due to a $730,000 or 4.5% decrease in non-interest bearing deposits, an $11.8 million or 3.3% decrease in interest bearing deposits, and a $1.1 million or 33.2% decrease in other borrowings from December 31, 2012 to June 30, 2013.

Stockholders’ equity decreased $518,000 to $79.5 million as of June 30, 2013 compared to $80.0 million at December 31, 2012. The decrease was due to $880,000 of treasury stock acquired combined with $517,000 in dividends paid. The decrease was partially offset by net income of $854,000 for the six months ended June 30, 2013.

Nonperforming assets increased $460,000 to $8.2 million or 1.83% of total assets at June 30, 2013 as compared to $7.7 million or 1.67% of total assets at December 31, 2012. The nonperforming assets at June 30, 2013 included $5.8 million in nonperforming loans and $2.4 million in other real estate owned. The increase in nonperforming assets was primarily due to a $149,000 increase in nonperforming loans and a $311,000 increase in other real estate owned as of June 30, 2013. Overall, nonperforming loans included $3.2 million in single-family residential real estate loans, $1.3 million in commercial real estate loans, $935,000 in land and construction loans, and $349,000 in student loans, which are fully guaranteed by the U.S. Government. In July 2013, all unpaid principal and interest related to the $935,000 in nonperforming real estate construction loans was fully repaid. The Company continues to aggressively work towards the resolution of its nonperforming assets. The allowance for loan losses amounted to $4.4 million or 76.2% of nonperforming loans at June 30, 2013 as compared to $4.9 million or 87.8% at December 31, 2012.

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

Comparison of Results of Operations for the Three and Six Months ended June 30, 2013 and June 30, 2012

General. Net income decreased $530,000 or 55.1% to $432,000 or $0.09 per share (dilutive) for the three months ended June 30, 2013 as compared to $962,000 or $0.18 per share (dilutive) for the same period in 2012. The decrease in net income was primarily due to a $1.0 million or 83.7% decrease in other income, a $219,000 or 5.1% decrease in total interest and dividend income, and a $130,000 or 4.5% increase in other expense. The decrease in net income was partially offset by a $375,000 or 71.4% decrease in the provision for loan losses, a $220,000 or 26.1% decrease in total interest expense, and a $254,000 or 74.1% decrease in income tax expense.

Net income decreased $613,000 or 41.8% to $854,000 or $0.17 per share (dilutive) for the six months ended June 30, 2013 as compared to $1.5 million or $0.27 per share (dilutive) for the same period in 2012. The decrease in net income was primarily due to a $1.0 million or 73.5% decrease in other income, a $550,000 or 6.3% decrease in total interest and dividend income, and a $184,000 or 3.2% increase in other expense. The decrease in net income was partially offset by a $450,000 or 60.0% decrease in the provision for loan losses, a $427,000 or 24.9% decrease in total interest expense, and a $290,000 or 63.6% decrease in income tax expense.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $1,000 during the three months ended June 30, 2013 as compared to the same period in 2012. The increase in net interest income was primarily due to a $220,000 or 26.1% decrease in interest expense on interest bearing-liabilities, mostly offset by a $219,000 or 5.1% decrease in income on interest-earnings assets. As a result, the interest rate spread increased 19 basis points from 2.95% for the three months ended June 30, 2012 to 3.14% for the three months ended June 30, 2013.

Net interest income decreased $123,000 or 1.7% during the six months ended June 30, 2013 as compared to the same period in 2012. The decrease in net interest income was primarily due to a $427,000 or 24.9% decrease in interest expense on interest-bearing liabilities, partially offset by a $550,000 or 6.3% decrease in interest income on interest-earning assets. As a result, the interest rate spread increased 8 basis points from 3.01% for the six months ended June 30, 2012 to 3.09% for the six months ended June 30, 2013.

Based on the current economic environment and market competition, management anticipates pressure on the interest rate spread for the remainder of 2013 which may negatively impact net interest income.

Interest Income. Interest income decreased $219,000 or 5.1% to $4.1 million for the three months ended June 30, 2013, compared to the same period in 2012. The decrease was due to a $115,000 or 3.0% decrease in interest income on loans, a $37,000 or 38.1% decrease in interest income on mortgage-backed securities, a $59,000 or 20.1% decrease in interest income on investment securities, and a $8,000 or 12.7% decrease in interest income earned on balances due from depository institutions. The decrease in interest income on loans was due to a 18 basis point or 3.3% decrease in the average yield earned, partially offset by a $1.0 million or 0.4% increase in the average balance of loans outstanding. The decrease in interest income on mortgage-backed securities was due to a $3.5 million or 35.0% decrease in the average balance of mortgage-backed securities and an 18 basis point or 4.6% decrease in the average yield earned. The decrease in interest income on investment securities was due to a $5.0 million or 10.6% decrease in the average balance of investment securities and a 27 basis point or 10.8% decrease in the average yield earned. The decrease in interest income on balances due from depository institutions was due to a $16.3 million or 14.8% decrease in the average balance of balances due from depository institutions, partially offset by a 1 basis point or 4.4% increase in the average yield earned.

Interest income decreased $550,000 or 6.3% to $8.2 million for the six months ended June 30, 2013, compared to the same period in 2012. The decrease was due to a $343,000 or 4.4% decrease in interest income on loans, a $75,000 or 36.8% decrease in interest income on mortgage-backed securities, a $127,000 or 21.3% decrease in interest income on investment securities, and a $5,000 or 4.0% decrease in interest income earned on balances due from depository institutions. The decrease in interest income on loans was due to a $1.5 million or 0.5% decrease in the average balance of loans outstanding and a 21 basis point or 3.8% decrease in the average yield earned. The decrease in interest income on mortgage-backed securities was due to a $3.6 million or 34.2% decrease in the average balance of mortgage-backed securities and a 15 basis point or 3.8% decrease in the average yield earned. The decrease in interest income on investment securities was due to an $8.3 million or 17.5% decrease in the average balance of investment securities and a 12 basis point or 4.8% decrease in the average yield earned. The decrease in interest income on balances due from depository institutions was due to a $5.5 million or 5.1% decrease in the average balance of balances due from depository institutions.

Interest Expense. Interest expense decreased $220,000 or 26.1% to $623,000 for the three months ended June 30, 2013, compared to the same period in 2012. This decrease was primarily due to a $219,000 or 26.0% decrease in interest expense on deposits and a $1,000 or 50.0% decrease in interest expense on other borrowings. The decrease in interest expense on deposits was due to a $28.2 million or 7.5% decrease in the average balance of deposits and an 18 basis point or 20.0% decrease in the rates paid on deposits. The decrease in interest expense on other borrowings was due to a $48,000 or 1.6% decrease in the average other borrowings and a 13 basis point or 48.1% decrease in the rates paid on other borrowings.

Interest expense decreased $427,000 or 24.9% to $1.3 million for the six months ended June 30, 2013, compared to the same period in 2012. This decrease was primarily due to a $426,000 or 24.9% decrease in interest expense on deposits and a $1,000 or 25% decrease in interest expense on other borrowings. The decrease in interest expense on deposits was due to a $26.0 million or 7.0% decrease in the average balance of deposits and an 18 basis point or 19.6% decrease in the rates paid on deposits. The decrease in interest expense on other borrowings was due to a $241,000 or 8.0% decrease in the average balance of other borrowings and a 4 basis point or 15.4% decrease in the rates paid on other borrowings.

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

	Three Months Ended June 30,
	2013			2012
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$284,424	$3,755	5.28%	$283,388	$3,870	5.46%
Mortgage-backed securities (3)	6,439	60	3.73	9,913	97	3.91
Investment securities (3)	42,254	235	2.22	47,252	294	2.49
Due from depository institutions	93,473	55	0.24	109,720	63	0.23
Total interest-earning assets	426,590	4,105	3.85	450,273	4,324	3.84
Noninterest-earning assets	23,409			31,936
Total assets	$449,999			$482,209

Interest-bearing liabilities:
Deposits	$346,985	622	0.72	$375,140	841	0.90
Other borrowings	2,955	1	0.14	3,003	2	0.27
Total interest-bearing liabilities	349,940	623	0.71	378,143	843	0.89
Noninterest-bearing
Liabilities	20,149			21,169
Total liabilities	370,089			399,312
Stockholders’ equity	79,910			82,897
Total liabilities and stockholders’ equity	$449,999			$482,209

Net interest-earning assets	$76,650			$72,130
Net interest income/interest rate spread		$3,482	3.14%		$3,481	2.95%
Net yield on interest- Earning assets (2)			3.26%			3.09%

 _____________________________

1.	Nonaccrual loans and loan fees have been included.
2.	Net interest income divided by interest-earning assets.
3.	The indicated yields are not reflected on a tax equivalent basis.

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

	Six Months Ended June 30,
	2013			2012
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$282,510	$7,530	5.33%	$284,055	$7,873	5.54%
Mortgage-backed securities (3)	6,833	129	3.78	10,383	204	3.93
Investment securities (3)	39,132	468	2.39	47,437	595	2.51
Due from depository institutions	101,617	119	0.23	107,117	124	0.23
Total interest-earning assets	430,092	8,246	3.83	448,992	8,796	3.92
Noninterest-earning assets	23,256			30,456
Total assets	$453,348			$479,448

Interest-bearing liabilities:
Deposits	$346,313	1,286	0.74	$372,298	1,712	0.92
Other borrowings	2,780	3	0.22	3,021	4	0.26
Total interest-bearing liabilities	349,093	1,289	0.74	375,319	1,716	0.91
Noninterest-bearing
Liabilities	24,308			21,172
Total liabilities	373,401			396,491
Stockholders’ equity	79,947			82,957
Total liabilities and stockholders’ equity	$453,348			$479,448

Net interest-earning assets	$80,999			$73,673
Net interest income/interest rate spread		$6,957	3.09%		$7,080	3.01%
Net yield on interest- Earning assets (2)			3.24%			3.15%

_____________________________

1.	Nonaccrual loans and loan fees have been included.
2.	Net interest income divided by interest-earning assets.
3.	The indicated yields are not reflected on a tax equivalent basis.

Provision for Loan Losses. The provision for loan losses amounted to $150,000 for the three months ended June 30, 2013 as compared to $525,000 for the three months ended June 30, 2012. The provision for loan losses amounted to $300,000 for the six months ended June 30, 2013 as compared to $750,000 for the six months ended June 30, 2012. The decrease in the provision for loan losses in the 2013 periods compared to the 2012 periods was primarily due to providing additional specific reserves of $413,000 for two former participation loans in the prior year. Such provisions were primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of nonperforming loans and the current economic environment.

Other Income. Other income was $201,000 for the three months ended June 30, 2013 as compared to $1.2 million for the same period in 2012. The decrease was primarily the result of an $806,000 gain on the sale of premises and equipment from the sale of real property formerly held by the Company’s former mutual holding company during the three months ended June 30, 2012. The decrease in other income also included a $1,000 loss on the sale of OREO for the three months ended June 30, 2013 compared to a $201,000 gain on the sale of OREO for the three months ended June 30, 2012.

Other income was $377,000 for the six months ended June 30, 2013 as compared to $1.4 million for the same period in 2012. The decrease was primarily the result of an $806,000 gain on the sale of premises and equipment from the sale of real property formerly held by the Company’s former mutual holding company during the six months ended June 30, 2012. The decrease in other income also included a $1,000 loss in the sale of OREO for the six months ended June 30, 2013 compared to a $201,000 gain on the sale of OREO for the six months ended June 30, 2012.

Other Expenses. Other expenses increased $130,000 or 4.5% to $3.0 million for the three months ended June 30, 2013 compared to the same period in 2012. The increase was primarily due to a $124,000 or 7.6% increase in salary and employee benefits, a $47,000 or 27.3% increase in professional fees, and a $12,000 or 100% increase in provision for OREO. These increases were partially offset by a $59,000 or 34.9% decrease in advertising and marketing expense and a $15,000 or 15.2% decrease in FDIC deposit insurance premiums.

Other expenses increased $184,000 or 3.2% to $6.0 million for the six months ended June 30, 2013 compared to the same period in 2012. The increase was primarily due to an $119,000 or 3.5% increase in salary and employee benefits, a $68,000 or 21.0% increase in professional fees, and a $106,000 or 100% increase in provision for OREO. These increases were partially offset by a $20,000 or 9.0% decrease in advertising and marketing expense, a $44,000 or 22.5% decrease in FDIC deposit insurance premiums, and an $81,000 or 60.0% decrease in loan and OREO expense.

Income Tax Expense. Income tax expense amounted to $89,000 and $343,000 for the three months ended June 30, 2013 and 2012, respectively, resulting in effective tax rates of 17.1% and 26.3%, respectively. Income tax expense amounted to $166,000 and $456,000 for the six months ended June 30, 2013 and 2012, respectively, resulting in effective tax rates of 16.3% and 23.7%, respectively. The decrease in income tax expense was primarily due to a lower amount of income before income taxes.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations. Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition. Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors. Any excess funds are invested in overnight and other short-term interest-earning accounts. Cash flows are generated through the retail deposit market, its traditional funding source, for use in investing activities. In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement. At June 30, 2013, the Company had no outstanding advances and approximately $147.0 million of additional borrowing capacity from the FHLB of Pittsburgh. Further, the Company has access to the Federal Reserve Bank discount window. At June 30, 2013, no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company. At June 30, 2013, the total approved loan commitments outstanding amounted to $6.8 million. At the same date, commitments under unused lines of credit amounted to $26.8 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2013 totaled $130.4 million. Management believes that a significant portion of maturing deposits will remain with the Company. For the quarter ended June 30, 2013, there were no material changes in contractual obligations that were outside of the ordinary course of business. Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

Item 1A. Risk Factors

Not Applicable as the Company is a Smaller Reporting Company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 2013	—	$—	—	227,030
May 2013	994	13.66	994	226,036
June 2013	17,100	13.63	17,100	208,936

Totals	18,094	$13.63	18,094	208,936

(1)   All shares were repurchased under the Company’s announced repurchase program. On January 14, 2012, the Company announced a program to repurchase up to 547,433 shares, or 10% of its outstanding common stock, commencing on January 18, 2012. The program will expire on January 18, 2014, and all shares will be purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

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

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: August 7, 2013	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci, President and Chief Executive Officer

Date: August 7, 2013	By:	/s/ Peter J. Meier
Peter J. Meier, Executive Vice President and Chief Financial Officer

