Form 10-Q
period 2013-09-30
Alliance Bancorp, Inc. of Pennsylvania
filed 2013-11-12
CIK 1500711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of Common Stock, par value $0.01 per share, of the Registrant as of November 1, 2013, was 4,899,204.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Part I – Item 1.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)
(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2013	2012

Assets
Cash and cash due from depository institutions	$1,137	$984
Interest bearing deposits with depository institutions	61,865	111,321
Total cash and cash equivalents	63,002	112,305
Investment securities available for sale	25,540	9,000
Mortgage-backed securities available for sale	5,215	7,524
Investment securities held to maturity (fair value - 2013, $27,944; 2012, $26,525)	27,762	25,325
Loans receivable - net of allowance for loan losses - 2013, $4,504; 2012, $4,919	286,879	278,876
Accrued interest receivable	1,546	1,502
Premises and equipment – net	2,439	2,688
Other real estate owned (OREO)	3,023	2,092
Federal Home Loan Bank (FHLB) stock-at cost	647	1,338
Bank owned life insurance	12,379	12,155
Deferred tax asset – net	6,292	6,051
Prepaid expenses and other assets	1,319	2,059

Total Assets	$436,043	$460,915

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$14,508	$16,243
Interest bearing deposits	334,607	354,794
Total deposits	349,115	371,037
Other borrowings	3,536	3,261
Accrued expenses and other liabilities	6,757	6,615
Total Liabilities	359,408	380,913

Stockholders’ Equity
Common stock, $.01 par value; shares authorized – 50,000,000; shares issued - 5,474,437; shares outstanding - 2013, 4,917,004; 2012, 5,201,734	55	55
Additional paid-in capital	56,467	56,343
Retained earnings	32,896	32,273
Common stock acquired by benefit plans	(3,111)	(3,562)
Accumulated other comprehensive loss	(2,110)	(1,675)
Treasury stock, at cost: 2013, 557,433 shares; 2012, 272,703 shares	(7,562)	(3,432)
Total Stockholders’ Equity	76,635	80,002

Total Liabilities and Stockholders’ Equity	$436,043	$460,915

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Income (Unaudited)
(Dollar amounts in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Interest and Dividend Income
Loans, including fees	$3,837	$3,934	$11,367	$11,806
Mortgage-backed securities	53	86	182	291
Investment securities:
Taxable	40	53	91	194
Tax – exempt	205	268	620	722
Dividends	2	—	4	1
Balances due from depository institutions	46	63	165	187
Total interest and dividend income	4,183	4,404	12,429	13,201

Interest Expense
Deposits	604	773	1,890	2,486
Other borrowings	1	1	4	6
Total interest expense	605	774	1,894	2,492

Net Interest Income	3,578	3,630	10,535	10,709
Provision for Loan Losses	150	225	450	975
Net Interest Income After Provision for Loan Losses	3,428	3,405	10,085	9,734

Other Income
Service charges on deposit accounts	63	65	190	188
Other fee income	44	49	144	154
Gain on sale of premises and equipment	—	—	—	806
(Loss) gain on sale of OREO, net	(1)	125	(2)	326
Rental income from OREO	—	—	—	29
Increase in cash surrender value of bank owned life insurance	73	76	224	236
Other	—	—	—	1
Total other income	179	315	556	1,740

Other Expenses
Salaries and employee benefits	1,711	1,697	5,195	5,062
Occupancy and equipment	471	444	1,401	1,367
FDIC deposit insurance premiums	78	104	230	299
Advertising and marketing	116	124	319	348
Professional fees	186	147	579	472
Loan and OREO expense	29	54	83	189
Provision for OREO	—	—	106	—
Directors’ fees	57	61	172	178
Other	266	287	843	834
Total other expenses	2,914	2,918	8,928	8,749

Income Before Income Tax Expense	693	802	1,713	2,725

Income Tax Expense	160	162	326	618

Net Income	$533	$640	$1,387	$2,107

Basic Earnings per Share	$0.11	$0.12	$0.28	$0.40
Dilutive Earnings per Share	$0.11	$0.12	$0.28	$0.40

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollar amounts in thousands)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,

	2013	2012	2013	2012

Net Income	$533	$640	$1,387	$2,107

Other Comprehensive Loss
Unrealized loss on available for sale securities net of tax benefit 2013, $39 and $224; 2012, $21 and $61	(76)	(41)	(435)	(118)

Comprehensive Income	$457	$599	$952	$1,989

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

				Common
				Stock	Accumulated
		Additional		Acquired	Other		Total
	Common	Paid-in	Retained	by Benefit	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Plans	Loss	Stock	Equity

Balance, January 1, 2012	$55	$56,175	$30,819	$(2,706)	$(1,348)	$—	$82,995
ESOP shares committed to be released				116			116
Net income			2,107				2,107
Dividends declared ($0.15 per share)			(821)				(821)
Stock-based compensation (stock options)		121					121
Stock-based compensation (restricted stock)		333					333
Common stock acquired by 2011 RRP Trust (122,477 shares)				(1,455)			(1,455)
Acquisition of treasury stock (135,103 shares)						(1,688)	(1,688)
Other comprehensive loss					(118)		(118)

Balance, September 30, 2012	$55	$56,296	$32,105	$(3,712)	$(1,466)	$(1,688)	$81,590

Balance, January 1, 2013	$55	$56,343	$32,273	$(3,562)	$(1,675)	$(3,432)	$80,002
ESOP shares committed to be released				115			115
Net income			1,387				1,387
Dividends declared ($0.15 per share)			(764)				(764)
Stock-based compensation (stock options)		124					124
Stock-based compensation (restricted stock)		336					336
Acquisition of treasury stock (284,730 shares)						(4,130)	(4,130)
Other comprehensive loss					(435)		(435)

Balance, September 30, 2013	$55	$56,467	$32,896	$(3,111)	$(2,110)	$(7,562)	$76,635

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	For the Nine Months
	Ended September 30,
	2013	2012
Cash Flow From Operating Activities
Net income	$1,387	$2,107
Adjustments to reconcile net income to cash provided by operating activities:
Provision for:
Loan losses	450	975
Depreciation and amortization	437	384
Write-down of OREO	106	—
Stock based compensation	575	570
Gain on sale of premises and equipment	—	(806)
Loss (gain) on the sale of OREO	2	(326)
Deferred tax (benefit) expense	(17)	454
Increase in cash surrender value of bank owned life insurance	(224)	(236)
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	142	7
Prepaid expenses and other assets	740	298
Accrued interest receivable	(44)	81
Net cash provided by operating activities	3,554	3,508

Cash Flow From Investing Activities
Purchase of investment securities-available for sale	(25,000)	(14,000)
Purchase of investment securities-held to maturity	(4,275)	(6,425)
Loans originated and acquired	(54,742)	(49,043)
Proceeds from maturities and calls of investment securities	9,838	24,132
Redemption of FHLB stock	691	347
Principal repayments of:
Loans	44,360	52,629
Mortgage-backed securities	2,110	2,803
Purchase of premises and equipment	(188)	(732)
Proceeds from the sale of premises and equipment	—	2,853
Improvements in OREO	—	(486)
Proceeds from the sale of OREO	890	2,748
Net cash (used in) provided by investing activities	(26,316)	14,826

Cash Flow From Financing Activities
Dividends paid	(764)	(821)
Decrease in deposits	(21,922)	(2,601)
Purchase of treasury stock	(4,130)	(1,688)
Acquisition of stock by benefit plans	—	(1,455)
Increase (decrease) in other borrowings	275	(758)
Net cash used in financing activities	(26,541)	(7,323)

(Decrease) increase in Cash and Cash Equivalents	(49,303)	11,011
Cash and Cash Equivalents, Beginning of Year	112,305	95,852
Cash and Cash Equivalents, End of Year	$63,002	$106,863

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$1,895	$2,498
Income taxes	$—	$—

Supplemental Schedule of Noncash Financing and Investing Activities:
Other real estate acquired in settlement of loans	$1,929	$4,442

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

Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated statement of financial condition at December 31, 2012, has been derived from audited consolidated financial statements but does not include all information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results which may be expected for the year ending December 31, 2013 or any other period. All significant intercompany accounts and transactions have been eliminated. For comparative purposes, prior periods’ consolidated financial statements have been reclassified when necessary to conform to report classifications of the current year. The reclassifications had no effect on net income. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Subsequent Events. The Company has evaluated events and transactions occurring subsequent to September 30, 2013, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

(3) Segment Information
The Company has no reportable segments. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk.

(4) Earnings Per Share
Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. There were 9,500 and 290,250 anti-dilutive stock options outstanding at September 30, 2013 and September 30, 2012, respectively.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net Income	$533,000	$640,000	$1,387,000	$2,107,000

Weighted average shares outstanding	4,995,496	5,431,911	5,112,008	5,460,104
Adjusted average unearned ESOP shares	(153,893)	(166,956)	(157,378)	(170,792)
Weighted average shares outstanding – basic	4,841,603	5,264,955	4,954,630	5,289,312
Effect of dilutive common stock equivalents	109,858	31,741	78,495	35,784
Adjusted weighted average shares outstanding-dilutive	4,951,461	5,296,696	5,033,125	5,325,096

Basic earnings per share	$0.11	$0.12	$0.28	$0.40
Dilutive earnings per share	$0.11	$0.12	$0.28	$0.40

(5) Employee Stock Ownership Plan
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

As the debt is repaid, shares are released from collateral and allocated to qualified employees. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The compensation expense for the ESOP for the three months ended September 30, 2013 and September 30, 2012 was $38,000 and $38,000, respectively. The compensation expense for the ESOP for the nine months ended September 30, 2013 and September 30, 2012 was $115,000 and $115,000, respectively.

The following table presents the components of the ESOP shares inclusive of shares purchased prior to 2007:

	September 30, 2013	September 30, 2012
Shares released for allocation	169,370	155,430
Unearned shares	152,161	166,101
Total ESOP shares	321,531	321,531

(6) Retirement Plans
The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements. The net pension costs included the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net Periodic Benefit Cost
Service Cost	$72,065	$73,153	$216,195	$219,459
Interest Cost	59,165	59,083	177,495	177,249
Expected Return on Plan Assets	(85,962)	(100,313)	(296,886)	(300,939)
Amortization of Prior Service Cost	3,171	3,171	9,513	9,513
Amortization of Loss	34,811	33,594	104,433	100,782
Net Periodic Benefit Cost	$83,250	$68,688	$210,750	$206,064

The Bank has a Nonqualified Retirement and Death Benefit Agreement (the “Agreement”) with certain officers of the Bank. The purpose of the Agreement is to provide the officers with supplemental retirement benefits equal to a specified percentage of final compensation and a pre-retirement death benefit if the officer does not attain the specific age requirement. A summary of the interim information for the Agreement is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net Periodic Benefit Cost
Service Cost	$13,705	$12,060	$41,115	$36,180
Interest Cost	49,611	43,214	148,833	129,642
Amortization of Loss	8,684	4,726	26,052	14,178
Net Periodic Benefit Cost	$72,000	$60,000	$216,000	$180,000

(7) Fair Value Accounting
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

Impaired Loans (Generally Carried at Fair Value). Impaired loans are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. Appraised values may be discounted based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal. Because of the high degree of judgment required in estimating the fair value of collateral underlying impaired loans, and because of the relationship between fair value and general economic conditions, the Company considers fair values of impaired loans to be highly sensitive to market conditions. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances, net of any valuation allowance. At September 30, 2013 and December 31, 2012, the fair value consists of loan balances of $6.7 million and $11.9 million, respectively, net of valuation allowances of $773,000 and $1.2 million, respectively.

Other Real Estate Owned. OREO assets are originally recorded at fair value upon transfer of the loans to OREO. Subsequently, OREO assets are carried at the lower of carrying value or fair value. The fair value of OREO is based on independent appraisals less selling costs. Appraised values may be discounted based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal. Because of the high degree of judgment required in estimating the fair value of OREO and because of the relationship between fair value and general economic conditions, the Company considers fair values of OREO to be highly sensitive to market conditions. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At September 30, 2013 and December 31, 2012, the fair value consists of OREO balances of $1.5 million and $2.2 million, respectively, net of valuation allowances of $405,000 and $313,000, respectively.

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

The following table summarizes assets measured at fair value on a recurring basis as of September 30, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Obligations of FHLB	$16,642	$—	$16,642	$—
Obligations of Freddie Mac	1,003	—	1,003	—
Obligations of Fannie Mae	7,895	—	7,895	—
Obligations of GNMA	1,229	—	1,229	—
Obligations of FHLMC	1,453	—	1,453	—
Obligations of FNMA	2,533	—	2,533	—
Total	$30,755	$—	$30,755	$—

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 are as follows (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$5,897	$—	$—	$5,897
Other real estate owned	1,094	—	—	1,094
Total	$6,991	$—	$—	$6,991

The following table presents quantitative information with regards to Level 3 fair value measurements at September 30, 2013 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans	$5,897	Appraisal of collateral	Appraisal adjustments (1)	0%to -50% (-21%)

Other real estate owned	1,094	Appraisal of collateral	Appraisal adjustments (1)	0% to -15% (-3%)
Total	$6,991

(1)	Appraisals may be adjusted by management for qualitative factors, including estimated liquidation expenses. The range and weighted average adjustments are presented as a percentage of the appraisal.

The following table presents quantitative information with regards to Level 3 fair value measurements at December 31, 2012 (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$10,605	$—	$—	$10,605
Other real estate owned	1,851	—	—	1,851
Total	$12,456	$—	$—	$12,456

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 are as follows (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans	$10,605	Appraisal of collateral	Appraisal adjustments (1)	-3% to -30% (-14%)

Other real estate owned	1,851	Appraisal of collateral	Appraisal adjustments (1)	-7% to -20% (-20%)
Total	$12,456

________________
(1)  Appraisals may be adjusted by management for qualitative factors, including estimated liquidation expenses. The range and weighted average adjustments are presented as a percentage of the appraisal.

There were no transfers between levels for the three and nine months ended September 30, 2013. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.

The carrying amount and estimated fair values of the Company’s assets and liabilities were as follows.

	At September 30, 2013
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$1,137	$1,137	$—	$—
Interest bearing deposits at banks	61,865	61,865	—	—
Investment securities	53,302	—	53,484	—
Mortgage-backed securities	5,215	—	5,215	—
Loans receivable	286,879	—	—	288,251
FHLB stock	647	—	647	—
Accrued interest receivable	1,546	—	1,546	—

Liabilities:
NOW and MMDA deposits (1)	$94,822	$94,822	$—	$—
Other savings deposits	51,479	51,479	—	—
Certificate accounts	202,814	—	—	202,905
Other borrowings	3,536	3,536	—	—
Accrued interest payable	8	—	8	—
Off balance sheet instruments	—	—	—	—

________________
(1) Includes non-interest bearing accounts, totaling $14,508.

	At December 31, 2012
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$984	$984	$—	$—
Interest bearing deposits at banks	111,321	111,321	—	—
Investment securities	34,325	—	35,525	—
Mortgage-backed securities	7,524	—	7,524	—
Loans receivable	278,876	—	—	281,111
FHLB stock	1,338	—	1,338	—
Accrued interest receivable	1,502	—	1,502	—

Liabilities:
NOW and MMDA deposits (1)	$98,693	$98,693	$—	$—
Other savings deposits	50,284	50,284	—	—
Certificate accounts	222,060	—	—	233,400
Other borrowings	3,261	3,261	—	—
Accrued interest payable	9	—	9	—
Off balance sheet instruments	—	—	—	—

________________
(1) Includes non-interest bearing accounts, totaling $16,243.

(8) Investment and Mortgage Backed Securities

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

	At September 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$19,532	$468	$—	$—	$19,532	$468

Securities Held to Maturity
Municipal obligations	$10,485	$250	$—	$—	$10,485	$250

	At December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$1,996	$4	$—	$—	$1,996	$4
Mortgage-backed securities	3	—	—	—	3	—

Total securities available for sale	$1,999	$4	$—	$—	$1,999	$4

Securities Held to Maturity
Municipal obligations	$1,719	$5	$—	$—	$1,719	$5

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

As of September 30, 2013, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with the issuers of these securities.

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. As of September 30, 2013, there were 13 U.S. government obligations in an unrealized loss position, no mortgage-backed securities were in an unrealized loss position, and 14 municipal obligations were in an unrealized loss position. There were no securities in an unrealized loss position for more than twelve months as of September 30, 2013. The Company does not intend to sell any of these securities and it is unlikely that it will be required to sell any of these securities before recovery. Management does not believe any individual unrealized loss as of September 30, 2013 represents an other-than-temporary impairment.

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

Dollars in Thousands
	September 30, 2013
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 years through 5 years	$4,000	$3	$(1)	$4,002
Due after 5 years through 10 years	9,000	1	(233)	8,768
Due after 10 years	4,000	—	(128)	3,872

Total	$17,000	$4	$(362)	$16,642

	September 30, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 1 year through 5 years	$1,000	$3	$—	$1,003

Total	$1,000	$3	$—	$1,003

	September 30, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$5,000	$1	$(22)	$4,979
Due after 10 years	3,000	—	(84)	2,916

Total	$8,000	$1	$(106)	$7,895

	September 30, 2013
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due in 1 year or less	$196	$—	$—	$196
Due after 1 year through 5 years	5,964	33	(16)	5,981
Due after 5 years through 10 years	6,075	31	(124)	5,982
Due after 10 years	15,527	368	(110)	15,785

Total	$27,762	$432	$(250)	$27,944

	December 31, 2012
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 5 years through 10 years	$4,000	$1	$(4)	$3,997

Total	$4,000	$1	$(4)	$3,997

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$3,000	$2	$—	$3,002
Due after 10 years	2,000	1	—	2,001

Total	$5,000	$3	$—	$5,003

	December 31, 2012
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due in 1 year or less	$190	$—	$—	$190
Due after 1 year through 5 years	2,994	53	(2)	3,045
Due after 5 years through 10 years	4,894	108	—	5,002
Due after 10 years	17,247	1,044	(3)	18,288

Total	$25,325	$1,205	$(5)	$26,525

Included in obligations of U.S. Government agencies at September 30, 2013 and December 31, 2012, were $25.6 million and $9.0 million, respectively, of structured notes.   These structured notes were comprised of step-up bonds that provide the U.S. Government agency with the right, but not the obligation, to call the bonds on certain dates.  There were no sales of investment securities in 2013 or 2012.

Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

Dollars in Thousands

	September 30, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$1,151	$78	$—	$1,229
FHLMC pass-through certificates	1,349	104	—	1,453
FNMA pass-through certificates	2,403	130	—	2,533

Total	$4,903	$312	$—	$5,215

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$1,287	$103	$—	$1,390
FHLMC pass-through certificates	2,086	161	—	2,247
FNMA pass-through certificates	3,640	247	—	3,887

Total	$7,013	$511	$—	$7,524

At September 30, 2013 and December 31, 2012, the Company had $-0- and $3.0 million, respectively, in mortgage-backed securities pledged as collateral for the treasury, tax and loan account and certain deposits.  There were no sales of mortgage-backed securities in 2013 or 2012.

(9) Loans Receivable - Net
Loans receivable consist of the following:

Dollars in Thousands	At September 30,	At December 31,
	2013	2012
Real estate loans:
Single-family	$124,327	$126,676
Multi-family	23,253	20,935
Commercial	115,768	111,309
Land and construction	13,461	10,654
Commercial business	10,590	9,852
Consumer	4,714	5,348
Total loans receivable	292,113	284,774
Less:
Deferred fees	(730)	(979)
Allowance for loan losses	(4,504)	(4,919)
Loans receivable - net	$286,879	$278,876

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

(10) Loan Credit Quality
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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2013:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$828	$210	$2,150	$3,188	$121,139	$124,327	$628
Multi-family	—	—	—	—	23,253	23,253	—
Commercial	677	1,034	505	2,216	113,552	115,768	—
Land and construction	—	—	—	—	13,461	13,461	—
Commercial business	—	—	—	—	10,590	10,590	—
Consumer	116	136	368	620	4,094	4,714	368
Total	$1,621	$1,380	$3,023	$6,024	$286,089	$292,113	$996

  The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2012:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$1,723	$496	$2,406	$4,625	$122,051	$126,676	$1,742
Multi-family	—	—	—	—	20,953	20,935	—
Commercial	2,155	276	2,873	5,304	106,005	111,309	—
Land and construction	—	—	—	—	10,654	10,654	—
Commercial business	—	—	—	—	9,852	9,852	—
Consumer	148	124	324	596	4,752	5,348	324
Total	$4,026	$896	$5,603	$10,525	$274,249	$284,774	$2,066

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
(Dollars in thousands)

Real estate:
Single-family	$1,522	$644
Multi-family	—	—
Commercial	505	2,873
Land and construction	—	—
Commercial business	—	—
Consumer	—	—
Total non-accruing loans	$2,027	$3,537

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

 The following table presents the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three and nine months ended September 30, 2013:

(Dollars in thousands)	Single Family Real Estate	Multi Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Commercial Business	Total

Allowance for loan losses for the three months ended September 30, 2013:
Beginning balance	$953	$148	$2,395	$651	$10	$225	$4,382
Charge-offs	(8)	—	(18)	—	(4)	—	(30)
Recoveries	—	—	—	—	2	—	2
Provisions	45	97	199	(209)	3	15	150
Ending balance	$990	$245	$2,576	$442	$11	$240	$4,504

Allowance for loan losses for the nine months ended September 30, 2013:
Beginning balance	$1,027	$623	$2,674	$352	$18	$225	$4,919
Charge-offs	(241)	(359)	(310)	—	(6)	—	(916)
Recoveries	18	—	—	30	—	3	51
Provisions	186	(19)	212	60	(1)	12	450
Ending balance	$990	$245	$2,576	$442	$11	$240	$4,504
Ending balance:
individually evaluated for impairment	$18	$—	$755	$—	$—	$—	$773
Ending balance:
collectively evaluated for impairment	$972	$245	$1,821	$442	$11	$240	$3,731

Loans receivable:
Ending balance	$124,327	$23,253	$115,768	$13,461	$4,714	$10,590	$292,113
Ending balance:
individually evaluated for impairment	$555	$—	$9,969	$—	$—	$—	$10,524
Ending balance:
collectively evaluated for impairment	$123,772	$23,253	$105,799	$13,461	$4,714	$10,590	$281,589

The following table presents the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three and nine months ended September 30, 2012:

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of September 30, 2013:

		Special
	Pass	Mention	Substandard	Doubtful	Total
(Dollars in thousands)

Real estate:
Single-family	$120,433	$1,745	$2,149	$—	$124,327
Multi-family	23,253	—	—	—	23,253
Commercial	105,799	1,822	8,147	—	115,768
Land and construction	13,461	—	—	—	13,461
Commercial business	10,590	—	—	—	10,590
Consumer	4,714	—	—	—	4,714
Total	$278,250	$3,567	$10,296	$—	$292,113

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of December 31, 2012:

		Special
	Pass	Mention	Substandard	Doubtful	Total
(Dollars in thousands)

Real estate:
Single-family	$122,821	$1,409	$2,446	$—	$126,676
Multi-family	17,120	—	3,815	—	20,935
Commercial	101,911	2,680	6,718	—	111,309
Land and construction	10,654	—	—	—	10,654
Commercial business	9,852	—	—	—	9,852
Consumer	5,348	—	—	—	5,348
Total	$267,706	$4,089	$12,979	$—	$284,774

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

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the three months ended September 30, 2013:

		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized
(Dollars in Thousands)	Investment	Balance	Allowance	Investment	While Impaired
With no related allowance recorded:
Real estate:
Single-family	$364	$364	$—	$364	$4
Commercial	$3,490	$3,490	$—	$3,490	$48

With an allowance recorded:
Real estate:
Single-family	$191	$191	$18	$191	$4
Commercial	$6,479	$6,555	$755	$6,479	$84

Total:
Real estate:
Single-family	$555	$555	$18	$555	$8
Commercial	$9,969	$10,045	$755	$9,969	$132

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the nine months ended September 30, 2013:

		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized
(Dollars in Thousands)	Investment	Balance	Allowance	Investment	While Impaired
With no related allowance recorded:
Real estate:
Single-family	$364	$364	$—	$364	$10
Commercial	$3,490	$3,490	$—	$2,904	$143

With an allowance recorded:
Real estate:
Single-family	$191	$191	$18	$191	$9
Commercial	$6,479	$6,555	$755	$6,479	$217

Total:
Real estate:
Single-family	$555	$555	$18	$555	$19
Commercial	$9,969	$10,045	$755	$9,383	$360

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the three months ended September 30, 2012:

		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized
(Dollars in Thousands)	Investment	Balance	Allowance	Investment	While Impaired
With no related allowance recorded:
Real estate:
Commercial	$1,335	$1,335	$—	$1,335	$47
Land and construction	$3,161	$6,188	$—	$3,161	$—

With an allowance recorded:
Real estate:
Multi-family	$3,569	$3,569	$482	$3,569	$23
Commercial	$6,630	$6,630	$689	$6,630	$75

Total:
Real estate:
Multi-family	$3,569	$3,569	$482	$3,569	$23
Commercial	$7,965	$7,965	$689	$7,496	$122
Land and construction	$3,161	$6,188	$—	$3,161	$—

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the nine months ended September 30, 2012:

		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized
(Dollars in Thousands)	Investment	Balance	Allowance	Investment	While Impaired
With no related allowance recorded:
Real estate:
Commercial	$1,335	$1,335	$—	$1,335	$56
Land and construction	$3,161	$6,188	$—	$3,161	$—

With an allowance recorded:
Real estate:
Multi-family	$3,569	$3,569	$482	$3,569	$82
Commercial	$6,630	$6,630	$689	$6,630	$236

Total:
Real estate:
Multi-family	$3,569	$3,569	$482	$3,569	$82
Commercial	$7,965	$7,965	$689	$7,496	$292
Land and construction	$3,161	$6,188	$—	$3,161	$—

The following table summarizes information in regards to loans classified as impaired loans by loan portfolio class as of and during the year ended December 31, 2012:

		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized
(Dollars in Thousands)	Investment	Balance	Allowance	Investment	While Impaired
With no related allowance recorded:
Real estate:
Commercial	$423	$423	$—	$336	$33

With an allowance recorded:
Real estate:
Single-family	$564	$564	$8	$424	$18
Multi-family	$3,815	$3,815	$436	$3,351	$111
Commercial	$7,472	$7,472	$802	$6,752	$304

Total:
Real estate:
Single-family	$564	$564	$8	$424	$18
Multi-family	$3,815	$3,815	$436	$3,351	$111
Commercial	$7,895	$7,895	$802	$7,088	$337

There were no troubled debt restructurings during the three months ended September 30, 2013 or the three months ended September 30, 2012.  There were no troubled debt restructurings with a payment default, with the payment default occurring within 12 months of restructure, during the three months ended September 30, 2013 or the three months ended September 30, 2012.

The following table summarizes information in regards to loans classified as troubled debt restructurings during the nine months ended September 30, 2013:

Post-Modification
		Pre-Modification	Outstanding
	Number of	Outstanding Recorded	Recorded
(Dollars in Thousands)	Contracts	Investments	Investments
Real estate:
Commercial	2	$891	$921

There were no troubled debt restructurings with a payment default, with the payment default occurring within 12 months of restructure, during the nine months ended September 30, 2013.

The following table summarizes information in regards to loans classified as troubled debt restructurings during the nine months ended September 30, 2012:

Post-Modification
		Pre-Modification	Outstanding
	Number of	Outstanding Recorded	Recorded
(Dollars in Thousands)	Contracts	Investments	Investments
Real estate:
Commercial	7	$3,445	$3,445

There were no troubled debt restructurings with a payment default, with the payment default occurring in within the 12 months of restructure, during the nine months ended September 30, 2012.

At September 30, 2013, the Company had three single-family loans with a carrying value of $555,000 and eleven commercial real estate loans with a carrying value of $5.8 million classified as troubled debt restructurings. Of the three single-family real estate loans, two were classified as special mention and one as substandard in the Company’s allowance for loan losses, are to two borrowers, and had a total allowance of $18,000 against them.  Of the eleven commercial real estate loans, six were classified as special mention and five were classified as substandard in the Company’s allowance for loan losses. The six loans classified as special mention loans are to two borrowers and have a total allowance of $73,000 against them. The five loans classified as substandard are to five borrowers and have a total allowance of $514,000 against them. All of the troubled debt restructurings consisted of changes in interest rates and no principal was forgiven.

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

(11) Stock-Based Compensation
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

A summary of the status of the shares under the 2011 RRP as of September 30, 2013 and changes during the three months ended September 30, 2013 are presented below:

	Three Months Ended September 30, 2013
		Weighted
	Number of	average grant
	Shares	date fair value
Restricted at the beginning of period	169,560	$11.08
Granted	—	—
Vested	42,240	$11.07
Forfeited	—	—
Restricted at the end of period	127,320	$11.08

A summary of the status of the shares under the 2011 RRP as of September 30, 2013 and changes during the nine months ended September 30, 2013 are presented below:

	Nine Months Ended September 30, 2013
		Weighted
	Number of	average grant
	shares	date fair value
Restricted at the beginning of period	169,560	$11.08
Granted	—	—
Vested	42,240	$11.07
Forfeited	—	—
Restricted at the end of period	127,320	$11.08

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

Compensation expense on 2011 RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant.  During the three months ended September 30, 2013, approximately 10,560 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $112,000 in compensation expense with a related tax benefit of $38,000.  During the nine months ended September 30, 2013, approximately 31,680 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $336,000 in compensation expense with a related tax benefit of $114,000.  During the three months ended September 30, 2012, approximately 10,560 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $112,000 in compensation expense with a related tax benefit of $38,000.  During the nine months ended September 30, 2012, approximately 31,380 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $333,000 in compensation expense with a related tax benefit of $113,000.  As of September 30, 2013, approximately $1.2 million in additional compensation expense is scheduled to be recognized over the remaining vesting period of 2.6 years.  Under the terms of the 2011 RRP, any unvested 2011 RRP awards will become fully vested upon a change in control of the Company resulting in the full recognition of any unrecognized expense.

Stock Options
In July 2011, the shareholders of the Company also approved the adoption of the Company’s 2011 Stock Option Plan (the “2011 Option Plan”).   Pursuant to the 2011 Option Plan, options to acquire 325,842 shares of common stock may be granted to employees and directors.  Under the 2011 Option Plan, options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date.   On July 20, 2011, options to purchase 277,750 shares of common stock were awarded.  On July 20, 2011, options to purchase 9,500 shares of common stock were awarded.  As of September 30, 2013, a total of 38,592 shares of common stock have been reserved for future grant pursuant to the 2011 Option Plan.

A summary of the status of the Company’s stock options under the 2011 Option Plan as of September 30, 2013, and changes during the three and nine months ended September 30, 2013, is presented below:

	Three Months Ended September 30, 2013
		Weighted
	Number of	average
	shares	exercise price
Options outstanding at the beginning of period	287,250	$11.10
Granted	—	—
Exercised	—	—
Vested	—	—
Forfeited	—	—
Options outstanding at the end of period	287,250	$11.10
Exercisable at end of the period	111,900	$11.07

	Nine Months Ended September 30, 2013
		Weighted
	Number of	average
	Shares	exercise price
Options outstanding at the beginning of period	287,250	$11.10
Granted	—	—
Exercised	—	—
Vested	—	—
Forfeited	—	—
Options outstanding at the end of period	287,250	$11.10
Exercisable at end of the period	111,900	$11.07

The fair value of each option grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions for the options granted in 2011: dividend yield of 2.0%, risk-free interest rate of 1.58%, expected life of 7.0 years, and volatility of 30.34%.  The calculated fair value of options granted in 2011 was $2.99.  The fair value of each option grant is estimated using the Black-Scholes pricing model with the following weighted average assumptions for the options granted in 2012: dividend yield of 2.0%, risk-free interest rate of 0.71%, expected life of 7.0 years, and volatility of 28.87%.  The calculated fair value of options granted in 2012 was $3.08.  The weighted average contractual term of the options was 7.8 years at September 30, 2013.

During the three months ended September 30, 2013, approximately $41,000 was recognized in compensation expense, with a related $14,000 tax benefit, for the 2011 Option Plan.  During the nine months ended September 30, 2013, approximately $124,000 was recognized in compensation expense, with a related $42,000 tax benefit, for the 2011 Option Plan. At September 30, 2013, approximately $459,000 in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 2.6 years.  During the three months ended September 30, 2012, approximately $41,000 was recognized in compensation expense, with a related $14,000 tax benefit, for the 2011 Option Plan.   During the nine months ended September 30, 2012, approximately $121,000 was recognized in compensation expense, with a related $41,000 tax benefit, for the 2011 Option Plan.

(12) Contingent Obligations
The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.  The Company has issued unconditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships.  The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers.  Contingent obligations under standby letters of credit totaled approximately $1.7 million at September 30, 2013 and $888,000 at December 31, 2012 and represent the maximum potential future payments the Company could be required to make.  Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

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

Critical Accounting Policies. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements included elsewhere herein.  These policies are described in Note 2 of the notes to the consolidated financial statements in the annual report on Form 10-K for the year ended December 31, 2012.  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and to general practices within the banking industry.  Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.  These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Income Taxes. Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses.  As of September 30, 2013, the Company had approximately $267,000, $864,000, and $575,000 of capital loss carryforwards, expiring in 2013, 2014, and 2015, respectively, which resulted in a deferred tax asset of $599,000. The Company expects to fully realize the benefit of such carryforwards through tax planning and sales/leaseback of capital assets.

As of September 30, 2013, the Company had approximately $432,000 of State net operating loss carryforwards expiring in 2013 and 2014, and $4.6 million of State net operating loss carryforwards, transferred from the former mutual holding company, expiring from 2019 through 2030. The Company has recorded a full valuation allowance for these carryforwards as projected State taxable income at the Company is not anticipated to be sufficient to realize these benefits.

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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total assets decreased $24.9 million or 5.4% to $436.0 million at September 30, 2013 compared to $460.9 million at December 31, 2012.  This decrease was primarily due to a $49.3 million or 43.9% decrease in total cash and cash equivalents, a $2.3 million or 30.7% decrease in mortgage backed securities, and a $691,000 or 51.6% decrease in Federal Home Loan Bank (“FHLB”) stock.  These decreases were partially offset by a $16.5 million or 183.8% increase in investment securities available for sale, a $2.4 million or 9.6% increase in investment securities held to maturity, and an $8.0 million or 2.9% increase in loans receivable.

Total liabilities decreased $21.5 million or 5.6% to $359.4 million at September 30, 2013 compared to $380.9 million at December 31, 2012.  This decrease was primarily due to a $1.7 million or 10.7% decrease in non-interest bearing deposits, and a $20.2 million or 5.7% decrease in interest bearing deposits.  The decrease in total liabilities is net of a $275,000 or 8.4% increase in other borrowings from December 31, 2012 to September 30, 2013.

Stockholders’ equity decreased $3.4 million to $76.6 million as of September 30, 2013 compared to $80.0 million at December 31, 2012.  The decrease was due to $4.1 million of treasury stock acquired combined with $764,000 in dividends paid.  These decreases were partially offset by net income of $1.4 million for the nine months ended September 30, 2013.

Nonperforming assets decreased $1.6 million to $6.0 million or 1.39% of total assets at September 30, 2013 as compared to $7.7 million or 1.67% of total assets at December 31, 2012. The nonperforming assets at September 30, 2013 included $3.0 million in nonperforming loans and $3.0 million in other real estate owned.  The decrease in nonperforming assets was primarily due to a $2.6 million decrease in nonperforming loans, partially offset by a $931,000 increase in other real estate owned as of September 30, 2013.  Overall, nonperforming loans included $2.1 million in single-family residential real estate loans, $505,000 in commercial real estate loans, and $368,000 in student loans, which are fully guaranteed by the U.S. Government.  The Company continues to aggressively work towards the resolution of its nonperforming assets.  The allowance for loan losses amounted to $4.5 million or 149.0% of nonperforming loans at September 30, 2013 as compared to $4.9 million or 87.8% at December 31, 2012.

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

Comparison of Results of Operations for the Three and Nine Months ended September 30, 2013 and September 30, 2012

General.  Net income decreased $107,000 or 16.7% to $533,000 or $0.11 per share (dilutive) for the three months ended September 30, 2013 as compared to $640,000 or $0.12 per share (dilutive) for the same period in 2012.  The decrease in net income was primarily due to a $136,000 or 43.2% decrease in other income and a $221,000 or 5.0% decrease in total interest and dividend income.  These decreases were partially offset by a $75,000 or 33.3% decrease in the provision for loan losses and a $169,000 or 21.8% decrease in total interest expense.

Net income decreased $720,000 or 34.2% to $1.4 million or $0.28 per share (dilutive) for the nine months ended September 30, 2013 as compared to $2.1 million or $0.40 per share (dilutive) for the same period in 2012.  The decrease in net income was primarily due to a $1.2 million or 68.0% decrease in other income, a $772,000 or 5.8% decrease in total interest and dividend income, and a $179,000 or 2.0% increase in other expense.  These decreases were partially offset by a $525,000 or 53.8% decrease in the provision for loan losses, a $598,000 or 24.0% decrease in total interest expense, and a $292,000 or 47.2% decrease in income tax expense.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income decreased $52,000 or 1.4% during the three months ended September 30, 2013 as compared to the same period in 2012. The decrease in net interest income was primarily due to a $221,000 or 5.0% decrease in income on interest-earnings assets, offset by a $169,000 or 21.8% decrease in income on interest-bearing liabilities. As a result, the interest rate spread increased 16 basis points from 3.13% for the three months ended September 30, 2012 to 3.29% for the three months ended September 30, 2013.

Net interest income decreased $174,000 or 1.6% during the nine months ended September 30, 2013 as compared to the same period in 2012. The decrease in net interest income was primarily due to a $772,000 or 5.8% decrease in interest income on interest-earning assets, partially offset by a $598,000 or 24.0% decrease in interest expense on interest-bearing liabilities. As a result, the interest rate spread increased 11 basis points from 3.05% for the nine months ended September 30, 2012 to 3.16% for the nine months ended September 30, 2013.

Based on the current economic environment and market competition, management anticipates pressure on the interest rate spread for the remainder of 2013 which may negatively impact net interest income.

Interest Income.  Interest income decreased $221,000 or 5.0% to $4.2 million for the three months ended September 30, 2013, compared to the same period in 2012. The decrease was due to a $97,000 or 2.5% decrease in interest income on loans, a $33,000 or 38.4% decrease in interest income on mortgage-backed securities, a $74,000 or 23.1% decrease in interest income on investment securities, and a $17,000 or 27.0% decrease in interest income earned on balances due from depository institutions. The decrease in interest income on loans was due to a 26 basis point or 4.7% decrease in the average yield earned, partially offset by a $6.3 million or 2.2% increase in the average balance of loans outstanding. The decrease in interest income on mortgage-backed securities was due to a $3.3 million or 36.8% decrease in the average balance of mortgage-backed securities and a 10 basis point or 2.6% decrease in the average yield earned. The decrease in interest income on investment securities was due to a 80 basis point or 26.9% decrease in the average yield earned, partially offset by a $2.4 million or 5.4% increase in the average balance of investment securities. The decrease in interest income on balances due from depository institutions was due to a $30.9 million or 28.7% decrease in the average balance of balances due from depository institutions, partially offset by a 1 basis point or 4.3% increase in the average yield earned.

Interest income decreased $772,000 or 5.8% to $12.4 million for the nine months ended September 30, 2013, compared to the same period in 2012. The decrease was due to a $439,000 or 3.7% decrease in interest income on loans, a $109,000 or 37.5% decrease in interest income on mortgage-backed securities, a $202,000 or 22.0% decrease in interest income on investment securities, and a $22,000 or 11.8% decrease in interest income earned on balances due from depository institutions. The decrease in interest income on loans was due to a 22 basis point or 4.0% decrease in the average yield earned on loans, partially offset by a $1.1 million or 0.4% increase in the average balance of loans outstanding. The decrease in interest income on mortgage-backed securities was due to a $3.5 million or 35.0% decrease in the average balance of mortgage-backed securities and a 15 basis point or 3.8% decrease in the average yield earned. The decrease in interest income on investment securities was due to a $4.8 million or 10.4% decrease in the average balance of investment securities and a 35 basis point or 13.2% decrease in the average yield earned. The decrease in interest income on balances due from depository institutions was due to a $14.1 million or 13.1% decrease in the average balance of balances due from depository institutions.

Interest Expense. Interest expense decreased $169,000 or 21.8% to $605,000 for the three months ended September 30, 2013, compared to the same period in 2012. This decrease was primarily due to a $169,000 or 21.9% decrease in interest expense on deposits. The decrease in interest expense on deposits was due to a $26.8 million or 7.3% decrease in the average balance of deposits and a 14 basis point or 16.5% decrease in the rates paid on deposits.

Interest expense decreased $598,000 or 24.0% to $1.9 million for the nine months ended September 30, 2013, compared to the same period in 2012. This decrease was primarily due to a $596,000 or 24.0% decrease in interest expense on deposits and a $2,000 or 33.3% decrease in interest expense on other borrowings. The decrease in interest expense on deposits was due to a $24.9 million or 6.7% decrease in the average balance of deposits and a 17 basis point or 18.9% decrease in the rates paid on deposits. The decrease in interest expense on other borrowings was due to a $325,000 or 11.1% decrease in the average balance of other borrowings and a 6 basis point or 22.2% decrease in the rates paid on other borrowings.

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

	Three Months Ended September 30,
	2013			2012
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$289,947	$3,837	5.29%	$283,618	$3,934	5.55%
Mortgage-backed securities (3)	5,631	53	3.76	8,915	86	3.86
Investment securities (3)	45,578	247	2.17	43,224	321	2.97
Due from depository institutions	76,861	46	0.24	107,739	63	0.23
Total interest-earning assets	418,017	4,183	4.00	443,496	4,404	3.97
Noninterest-earning assets	23,147			29,170
Total assets	$441,164			$472,666

Interest-bearing liabilities:
Deposits	$338,415	604	0.71	$365,184	773	0.85
Other borrowings	2,220	1	0.18	2,711	1	0.15
Total interest-bearing liabilities	340,635	605	0.71	367,895	774	0.84
Noninterest-bearing
Liabilities	21,976			21,856
Total liabilities	362,611			389,751
Stockholders’ equity	78,553			82,915
Total liabilities and
stockholders’ equity	$441,164			$472,666

Net interest-earning assets	$77,382			$75,601
Net interest income/interest
rate spread		$3,578	3.29%		$3,630	3.13%
Net yield on interest-
Earning assets (2)			3.42%			3.27%

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

	Nine Months Ended September 30,
	2013			2012
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$285,022	$11,367	5.32%	$283,909	$11,806	5.54%
Mortgage-backed securities (3)	6,429	182	3.77	9,891	291	3.92
Investment securities (3)	41,215	715	2.31	46,021	917	2.66
Due from depository institutions	93,274	165	0.24	107,326	187	0.23
Total interest-earning assets	425,940	12,429	3.89	447,147	13,201	3.94
Noninterest-earning assets	23,302			30,024
Total assets	$449,242			$477,171

Interest-bearing liabilities:
Deposits	$344,977	1,890	0.73	$369,910	2,486	0.90
Other borrowings	2,592	4	0.21	2,917	6	0.27
Total interest-bearing liabilities	347,569	1,894	0.73	372,827	2,492	0.89
Noninterest-bearing
Liabilities	22,195			21,401
Total liabilities	369,764			394,228
Stockholders’ equity	79,478			82,943
Total liabilities and
stockholders’ equity	$449,242			$477,171

Net interest-earning assets	$78,371			$74,320
Net interest income/interest
rate spread		$10,535	3.16%		$10,709	3.05%
Net yield on interest-
Earning assets (2)			3.30%			3.19%

_____________________________

1.    Nonaccrual loans and loan fees have been included.
2.     Net interest income divided by interest-earning assets.
3.     The indicated yields are not reflected on a tax equivalent basis.

Provision for Loan Losses.  The provision for loan losses amounted to $150,000 for the three months ended September 30, 2013 as compared to $225,000 for the three months ended September 30, 2012. The provision for loan losses amounted to $450,000 for the nine months ended September 30, 2013 as compared to $975,000 for the nine months ended September 30, 2012.  The decrease in the provision for loan losses in the 2013 periods compared to the 2012 periods was primarily due to providing additional specific reserves of $413,000 for two former participation loans in the prior year, which were subsequently sold. Such provisions were primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of nonperforming loans and the current economic environment.

Other Income. Other income was $179,000 for the three months ended September 30, 2013 as compared to $315,000 for the same period in 2012. The decrease in other income is primarily attributed to a $1,000 loss on the sale of other real estate owned (“OREO”) for the three months ended September 30, 2013 compared to a $125,000 gain on the sale of OREO for the three months ended September 30, 2012.

Other income was $556,000 for the nine months ended September 30, 2013 as compared to $1.7 million for the same period in 2012. The decrease was primarily the result of an $806,000 gain on the sale of premises and equipment from the sale of real property formerly held by the Company’s former mutual holding company during the nine months ended September 30, 2012. The decrease in other income also included a $2,000 loss in the sale of OREO for the nine months ended September 30, 2013 compared to a $326,000 gain on the sale of OREO for the nine months ended September 30, 2012.

Other Expenses. Other expenses decreased $4,000 for the three months ended September 30, 2013 compared to the same period in 2012. The decrease was primarily due to a $26,000 or 25.0% decrease in FDIC deposit insurance premiums, an $8,000 or 6.5% decrease in advertising and marketing expense, and a $25,000 or 46.3% decrease in loan and OREO expense. These decreases were partially offset by a $14,000 or 0.8% increase in salary and employee benefits, a $27,000 or 6.1% increase in occupancy and equipment expense, and a $39,000 or 26.5% increase in professional fees.

Other expenses increased $179,000 or 2.0% to $8.9 million for nine months ended September 30, 2013 compared to the same period in 2012. The increase was primarily due to a $133,000 or 2.6% increase in salary and employee benefits, a $34,000 or 2.5% increase in occupancy and equipment expense, a $107,000 or 22.7% increase in professional fees, and a $106,000 or 100% increase in provision for OREO. These increases were partially offset by a $69,000 or 23.1% decrease in FDIC deposit insurance premiums, $29,000 or 8.3% decrease in advertising and marketing expense, and a $106,000 or 56.1% decrease in loan and OREO expense.

Income Tax Expense. Income tax expense amounted to $160,000 and $162,000 for the three months ended September 30, 2013 and 2012, respectively, resulting in effective tax rates of 23.1% and 20.2%, respectively. Income tax expense amounted to $326,000 and $618,000 for the nine months ended September 30, 2013 and 2012, respectively, resulting in effective tax rates of 19.0% and 22.7%, respectively. The decrease in income tax expense was primarily due to a lower amount of income before income taxes.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations. Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition. Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors. Any excess funds are invested in overnight and other short-term interest-earning accounts. Cash flows are generated through the retail deposit market, its traditional funding source, for use in investing activities. In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement. At September 30, 2013, the Company had no outstanding advances and approximately $165.5 million of additional borrowing capacity from the FHLB of Pittsburgh. Further, the Company has access to the Federal Reserve Bank discount window. At September 30, 2013, no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company. At September 30, 2013, the total approved loan commitments outstanding amounted to $13.8 million. At the same date, commitments under unused lines of credit amounted to $27.1 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2013 totaled $127.9 million. Management believes that a significant portion of maturing deposits will remain with the Company. For the quarter ended September 30, 2013, there were no material changes in contractual obligations that were outside of the ordinary course of business. Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

Item 1A. Risk Factors

Not Applicable as the Company is a Smaller Reporting Company

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

July 2013	17,413	$14.48	17,413	191,523
August 2013	191,523	14.90	191,523	—
September 2013	10,000	14.40	10,000	482,700

Totals	218,936	$14.84	218,936	482,700

(1)    Shares repurchased in July and August were repurchased under the Company’s repurchase program announced on January 14, 2012, to repurchase up to 547,433 shares, or 10% of its outstanding common stock, and was completed on August 6, 2013. Shares repurchased in September were repurchased under the Company’s repurchase program announced on September 26, 2013, to repurchase up to 492,700 shares, or 10% of its outstanding common stock. The program will expire on September 26, 2014, and all shares will be purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

(a)  The following exhibits are filed herewith:

Ex. No.	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.1.INS	XBRL Instance Document
101.2.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: November 12, 2013	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci, President
and Chief Executive Officer

Date: November 12, 2013	By:	/s/ Peter J. Meier
Peter J. Meier, Executive Vice
President and Chief Financial Officer

