Form 10-K
period 2013-12-31
Alliance Bancorp, Inc. of Pennsylvania
filed 2014-03-19
CIK 1500711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

As of June 30, 2013, the aggregate value of the 4,558,387 shares of Common Stock of Alliance Bancorp, Inc. of Pennsylvania, which excludes 577,553 shares held by all directors and officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") as a group, was approximately $66.6 million.  This figure is based on the last trade price of $14.61 per share of the Registrant's Common Stock on June 30, 2013.  Although directors and officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

The number of shares outstanding of Common Stock of the Registrant as of March 3, 2014, was 4,341,435.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held April 23, 2014 are incorporated into Part III of this Form 10-K.

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

Alliance Bank operates a total of eight banking offices located in Delaware and Chester Counties, Pennsylvania, which are suburbs of Philadelphia.  Our primary business consists of attracting deposits from the general public and using those funds, together with funds we borrow, to originate loans to our customers and invest in securities such as U.S. Government and agency securities, mortgage-backed securities and municipal obligations.  At December 31, 2013, the Company had $425.5 million of total assets, $345.4 million of total deposits and stockholders’ equity of $70.2 million.

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

The population of Delaware County is reported at over half a million residents and is the fifth most populated county in the Commonwealth of Pennsylvania. Much of the growth and development continues to be in the western part of the county and in adjacent Chester County. Chester County’s growth rate is expected to increase even further in the next decade, and some of the communities in Chester County that are experiencing the most rapid growth — East Whiteland Township, New Garden Township and East Goshen — surround the Bank’s Chester County branch. We face strong competition, both in attracting deposits and making real estate and commercial loans. Our most direct competition for deposits has historically come from other savings banks, credit unions, and commercial banks located in our market area. This includes many large regional financial institutions and internet banks which have even greater financial and marketing resources available to them. The ability of the Bank to attract and retain core deposits depends on its ability to provide a competitive rate of return, liquidity, and service convenience comparable to those offered by competing investment opportunities. The Bank’s management remains focused on attracting core deposits through its branch network, business development efforts, and commercial business relationships.

Lending Activities

General.  At December 31, 2013, the Company's total portfolio of loans receivable amounted to $303.9 million, or 71.4%, of the Company's $425.5 million of total assets at such time.  Over the past 15 years, the Company has placed an emphasis on loans secured by commercial real estate properties.  Consistent with such approach, commercial real estate loans amounted to $122.8 million or 40.4% of the total loan portfolio at December 31, 2013 while single family residential mortgage loans amounted to $124.2 million or 40.9% of the total loan portfolio.  To a lesser extent, the Company also originates multi-family loans, land and construction loans, consumer loans and commercial business loans.  At December 31, 2013, such loan categories amounted to $22.2 million, $19.8 million, $4.5 million and $10.4 million, respectively, or 7.3%, 6.5%, 1.5% and 3.4% of the total loan portfolio, respectively.

The Company intends to continue the origination of single-family residential mortgage loans as well as the origination of commercial real estate loans.  For the year ended December 31, 2013, the Company’s single-family mortgage loans decreased by $2.5 million or 1.9% to $124.2 million.   For the year ended December 31, 2013, the Company’s commercial real estate loans increased by $11.5 million or 10.3% to $122.8 million.

Loan Portfolio Composition.  The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

	December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
Single-family (1)	$124,223	40.88%	$126,676	44.48%	$118,059	40.76%	$114,985	39.44%	$114,953	39.82%
Multi-family (2)	22,181	7.30	20,935	7.35	10,757	3.71	6,293	2.16	1,231	0.43
Commercial	122,814	40.41	111,309	39.09	130,191	44.95	131,509	45.11	131,874	45.68
Land and construction: (3)
Residential	4,035	1.33	2,198	0.77	7,369	2.54	8,881	3.05	12,284	4.25
Commercial	15,757	5.18	8,456	2.97	7,226	2.49	14,876	5.10	12,297	4.26
Total real estate loans	289,010	95.10	269,574	94.66	273,602	94.45	276,544	94.86	272,639	94.44

Consumer:
Student	4,239	1.39	5,021	1.77	6,178	2.13	6,747	2.31	7,077	2.45
Savings account	223	0.08	297	0.10	398	0.14	362	0.13	482	0.17
Other	33	0.01	30	0.01	40	0.01	43	0.02	55	0.01
Total consumer loans	4,495	1.48	5,348	1.88	6,616	2.28	7,152	2.46	7,614	2.63

Commercial business loans	10,403	3.42	9,852	3.46	9,481	3.27	7,822	2.68	8,458	2.93

Total loans receivable	303,908	100.00%	284,774	100.00%	289,699	100.00%	291,518	100.00%	288,711	100.00%

Less:
Deferred fees	788		979		402		372		165
Allowance for loan losses	4,243		4,919		4,000		5,090		3,538

Loans receivable, net	$298,877		$278,876		$285,297		$286,056		$258,008
______________________________

(1) At December 31, 2013, 2012, 2011, 2010, and 2009, includes $12.5 million, $13.9 million, $17.1 million, $18.6 million, and $21.4 million, respectively, of home equity loans and    lines.

(2) At December 31, 2013, 2012, 2011, 2010, and 2009, includes $-0-, $4.3 million, $4.5 million, $5.1 million, and $-0-, respectively, of loans reclassified from commercial real estate loans and land and construction loans to multi-family loans.

(3) At December 31, 2013, 2012, 2011, 2010, and 2009, excludes $11.2 million, $8.8 million, $4.2 million, $5.9 million, and $10.7 million, respectively, of undisbursed funds on land and construction loans.

Contractual Maturities.  The following table sets forth the scheduled contractual maturities of the Company's loans receivable at December 31, 2013.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less.  Adjustable-rate loans are reported on a contractual basis rather than on a repricing basis.  The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company's loan portfolio.

	Real Estate Loans
				Land and	Consumer	Commercial
	Single-family	Multi-family	Commercial	Construction	Loans	Business Loans	Total
	(In Thousands)
Amounts due in:
One year or less	$6,235	$635	$13,256	$13,628	$52	$2,994	$36,800
After one year through three years	5,317	2,885	10,042	5,706	106	4,375	28,431
After three years through five years	7,677	6,684	12,306	124	218	2,656	29,665
After five years through fifteen years	68,611	11,081	77,326	334	3,869	378	161,599
Over fifteen years	36,383	896	9,884	—	250	—	47,413

Total (1)	$124,223	$22,181	$122,814	$19,792	$4,495	$10,403	$303,908

Interest rate terms on amounts due after one year:
Fixed	$98,698	$18,519	$87,671	$6,164	—	$7,409	$218,461
Adjustable	$19,290	$3,027	$21,887	—	$4,443	—	$48,647

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

The following table shows origination, purchase and sale activity of the Company with respect to its loans during the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Real estate loan originations:
Single-family (1)	$12,740	$13,894	$17,645
Multi-family	—	—	—
Commercial	34,497	27,998	15,503
Land and construction:
Residential	20,429	13,476	5,236
Commercial	14,616	10,037	3,148
Total real estate loan originations	82,282	65,405	41,532

Consumer originations:
Student	—	—	—
Savings account	96	104	198
Other	—	—	3
Total consumer loan originations	96	104	201

Commercial business originations	1,996	1,945	2,746
Total loan originations	84,374	67,454	44,479

Purchase of real estate loans:
Single-family	—	—	—
Multi-family	—	—	—
Residential construction	—	—	—
Commercial	893	128	105
Commercial construction	—	—	—
Total real estate loan purchases	893	128	105
Total loan originations and purchases	85,267	67,582	44,584

Less:
Principal loan repayments	(61,981)	(68,536)	(39,351)
Transfers to OREO	(2,385)	(4,442)	(2,742)
Loans and participations sold	—	—	—
Other, net (2)	(900)	(1,025)	(3,250)

Net increase (decrease)	$20,001	$(6,421)	$(759)

_____________________________

(1)	Includes $538,000, $719,000 and $3.0 million of home equity lines of credit originated during the years ended December 31, 2013, 2012 and 2011, respectively.

(2)	Includes provision for loan losses.

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

The following matrices detail our lending authorities for commercial and residential lending.

Commercial Lending Authority Matrix

Collateral Type
Approval Authority	Real Estate	Non-Real Estate (a)	Unsecured	Reporting / Ratification
Board of Directors (BOD)	$3,000,001 - Bank Internal Lending Limit	$1,000,001 – Bank Internal Lending Limit	$500,001 - Bank Internal Lending Limit	Monthly Reporting
Senior Loan Committee (SLC)	$1,000,001 - $3,000,000	$250,001 - $1,000,000	$100,001 - $500,000	Monthly Reporting to the BOD / Senior Mgmt.
Chief Executive Officer (CEO) and one member of SLC	Up to $1,000,000	Up to $250,000	Up to $100,000	Monthly Reporting to the BOD / Senior Mgmt.
Chief Lending Officer (CLO) and one Loan Officer	Up to $500,000	Up to $100,000	Up to $50,000	Monthly Reporting to the BOD / Senior Mgmt.

(a)	Non-real estate secured loans include categories such as business assets, equipment, stocks/bonds, intangible assets, etc.

Residential & Consumer Lending Authority Matrix

Collateral Type
Approval Authority	Residential RE (a)	Home Equity (b) (c)	Other Consumer (d)	Reporting / Ratification
BOD	$3,000,000 - Bank Internal Lending Limit	N/A	N/A	Monthly Reporting
SLC	$1,000,001 - $3,000,000	N/A	N/A	Monthly Reporting to the BOD / Senior Mgmt.
CLO and one Officer	Up to $1,000,000	Up to $750,000	Up to $100,000	Monthly Reporting to the BOD / Senior Mgmt.
Senior Vice President and one loan Officer or Underwriter	Up to $500,000	Up to $250,000	N/A	Monthly Reporting to the BOD / Senior Mgmt.
Assistant Vice President or Vice President and Underwriter	Up to $250,000	Up to $100,000	N/A	Monthly Reporting to the BOD / Senior Mgmt.

(a)	Residential loans include 1-4 family owner-occupied mortgages for primary & secondary homes held for the bank's portfolio.
(b)	Home equity includes home equity loans and home equity lines of credit for primary & secondary 1-4 family owner-occupied home equity loans and home equity lines currently limited to $750,000 by policy.
(c)	Subject to review and consideration of all existing senior liens.
(d)	Other consumer loans are currently limited to $100,000 by policy and include - auto, passbook, Overdraft Protection, personal lines of credit, etc.

The Company’s single-family loan originations amounted to $12.7 million and $13.9 million during 2013 and 2012, respectively. When possible, we emphasize the origination of single-family residential adjustable-rate mortgage loans (“ARMs”).  Originations of such loans amounted to $125,000 and $1.3 million during 2013 and 2012, respectively.  We also originate fixed-rate single-family residential real estate loans with terms of five, ten, 15, 20, 25 and 30 years.  Generally, as part of our asset/liability strategies, fixed rate residential mortgage loans with terms greater than 15 years have been originated pursuant to commitments to sell such loans to correspondent mortgage-banking institutions in order to reduce the proportion of the loan portfolio comprised of such assets and reduce our interest rate risk.  Loans are sold without any recourse to the Company by the purchaser in the event of default on the loan by the borrower and are generally sold with servicing released.  We had no sales of residential mortgage loans for the years ended December 31, 2013 and December 31, 2012.

In accordance with the Company’s increased emphasis on commercial real estate loan originations in recent years, such originations amounted to $34.5 million and $28.0 million during 2013 and 2012, respectively.  In addition, land and construction loan originations amounted to $35.1 million and $23.5 million during 2013 and 2012, respectively.

Since 1999, the Company has originated some single-family residential loan products to borrowers that did not meet the underwriting criteria of the Federal Home Loan Mortgage Corporation (‘FHLMC”) and the Federal National Mortgage Association (“FNMA”) and where the borrower’s credit score is below 660.  The Company recognizes that these loans, which are considered subprime loans, have additional risk factors as compared to typical single-family residential lending.  These loans are generally not saleable in the secondary market due to the credit risk characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors.  At December 31, 2013 and 2012, the Company’s single-family loan portfolio included $15.5 million or 12.4% and $17.0 million or 13.4%, respectively, of such subprime loans.   The Company reported $433,000 or 2.8% and $1.4 million or 8.2% of these loans as nonperforming at December 31, 2013 and December 31, 2012, respectively.  The Company recognizes the additional risk factors associated with subprime lending and utilizes a higher risk-weighting factor in maintaining its allowance for loan losses with respect to these loans. In addition, management calculates and reports the delinquency ratio of its subprime loan portfolio to the Board of Directors on a monthly basis.

Historically, we have not been an active purchaser of loans. However, we purchased $893,000 of loans during the year ended December 31, 2013 and $128,000 during the year ended December 31, 2012.  Substantially all of our purchased loans were secured by properties located in Pennsylvania. As of December 31, 2013, the outstanding balance of our purchased loans amounted to $2.2 million and included $333,000 of multifamily real estate loans, $191,000 of single-family residential real estate loans, and $1.7 million of commercial real estate loans.

As a Pennsylvania-chartered savings bank, Alliance Bank is not subject to any specific regulatory limits on the size of the loans that it may originate. However, we generally have adhered to an “in-house” policy limit that loans outstanding to any one borrower including such borrower’s affiliates will not exceed 15% of the Bank’s capital.

Single-Family Residential Real Estate Loans.  The Company originates residential loans secured primarily by first mortgage liens on existing single-family residences. The Company also originates shorter term home equity loans which may be secured by first or second mortgages.  At December 31, 2013, $124.2 million or 40.9% of the Company's total loan portfolio consisted of single-family residential real estate loans.  Of the $124.2 million of such loans at December 31, 2013, $19.3 million or 15.5% had adjustable rates of interest and $104.9 million or 84.5% had fixed rates of interest.

The Company’s ARMs typically provide for an interest rate which adjusts every year after an initial period of three, five, seven or ten years in accordance with a designated index (the national monthly median cost of funds or the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year) plus a margin.  Such loans are typically based on a 30-year amortization schedule.  The amount of any increase or decrease in the interest rate is presently limited to 200 basis points per year, with a limit of 600 basis points over the life of the loan.    The Company has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization.  The adjustable-rate loans offered by the Company, like many other financial institutions, provide for initial rates of interest below the rates which would prevail when the index used for repricing is applied.  However, the Company underwrites loans on the basis of the borrower's ability to pay at the initial rate which would be in effect without the discount.  Although the Company continues to emphasize ARMs, such loan products have not been as attractive due to the lower interest rate environment which has prevailed since the recession, resulting in a greater demand for fixed rate loans.

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

The Company has continued to originate a limited amount of fixed-rate mortgage loans with terms up to 30 years. Generally, the Company emphasizes the origination of fixed-rate loans with terms of 15 years or less for its portfolio.  In addition, while the Company offers balloon loans with five, seven, ten, and 15 year terms based on a 20 to 30 year amortization schedule, the Company has only originated a small amount of such loans.  Many of these types of loans may not qualify under the new regulatory guidelines known as “qualified residential mortgages” (QRM).  As a result of these new rules the Company is reevaluating the risks associated with making loans that are “QRM” versus loans that are outside “QRM” guidelines which although are permissible result in other types of risks.

The Company also offers home equity loans with fixed rates of interest and terms of 15 years or less.  The Company does not require that it hold the first mortgage on the secured property; however, the balance on all mortgages on the secured property cannot exceed 90% of the value of the secured property.  At December 31, 2013, the Company held a first lien on a majority of the properties securing home equity loans from the Company.   At December 31, 2013, home equity loans and lines amounted to $12.5 million or 4.1% of the total loan portfolio, which are included in single family loans.

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

Multi-Family Residential and Commercial Real Estate Loans.  The Company originates and, to a lesser extent, purchases mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties.  At December 31, 2013, $22.2 million or 7.3% of the Company's total loan portfolio consisted of loans secured by existing multi-family residential real estate.  At December 31, 2013, $122.8 million or 40.4% of the Company's total loan portfolio consisted of loans secured by commercial real estate.

The majority of the Company's multi-family residential loans are secured primarily by multi-unit residential and apartment buildings, while the Company’s commercial real estate loans are primarily secured by office buildings, hotels, small retail establishments, restaurants and other facilities.  These types of properties constitute the majority of the Company's commercial real estate loan portfolio.  The majority of the multi-family residential and commercial real estate loan portfolio at December 31, 2013 was secured by properties located in the Company’s primary market area.  As of December 31, 2013, the five largest multi-family residential and commercial real estate loan relationships had outstanding balances of $9.0 million, $8.0 million, $7.5 million, $6.6 million and $6.4 million, respectively, all of which were performing in accordance with their terms and were current at such date.

Multi-family residential and commercial real estate loans are made on terms up to 30 years, some of which include call or balloon provisions ranging from five to 15 years.  The Company will originate and purchase these loans either with fixed interest rates or with interest rates which adjust in accordance with a designated index.  Loan to value ratios on the Company's multi-family residential and commercial real estate loans are typically limited to 80% of appraised value at the time the loan is granted.  As part of the criteria for underwriting multi-family residential and commercial real estate loans, the Company generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.20.  It is also the Company's general policy to obtain corporate or personal guarantees, as applicable, on its multi-family residential and commercial real estate loans from the principals of the borrower.

Multi-family residential and commercial real estate lending entails significant additional risks as compared with single-family residential property lending.  Such loans typically involve large loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans is typically dependent on the successful operation of the real estate project.  The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family and commercial real estate as well as economic conditions generally.  At December 31, 2013, the Company had no nonperforming multi-family residential loans and three nonperforming commercial real estate loans with balances of $744,000.  At December 31, 2013, the Company had no multi-family loans and nine commercial real estate loans in the amount of $4.5 million that were considered performing troubled debt restructurings.

Construction Loans.  The Company also originates residential and commercial construction loans, and to a limited degree, land acquisition and development loans.  Construction loans are classified as either residential construction loans or commercial real estate construction loans at the time of origination, depending on the nature of the property securing the loan.  The Company's construction lending activities generally are limited to the Company's primary market area.  At December 31, 2013, construction loans amounted to $19.8 million or 6.5% of the Company's total loan portfolio, which consisted of $4.0 million of residential and $15.8 million of commercial real estate construction loans.

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

The Company’s commercial construction loans are generally made to local developers and others for the purpose of developing commercial real estate properties such as small office buildings and hotels, storage facilities and commercial building renovations.  The application, credit review and disbursement process are similar to those mentioned above for the Company’s residential construction loans.  As of December 31, 2013 the five largest real estate construction loans had outstanding balances of $4.5 million, $1.9 million, $1.8 million, $1.3 million, and $1.0 million, respectively, all of which were performing in accordance with their terms and were current at such date.

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

The Company has attempted to minimize the foregoing risks by, among other things, limiting the number of units built to one or two sample units plus any units under agreement of sale and limiting the extent of its construction lending. The Company’s underwriting guidelines impose stringent loan-to-value, debt service, borrower liquidity, and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Company will do business and by working with builders with whom it has established relationships.  At December 31, 2013, the Company had no nonperforming construction loans.

Consumer Loans.  The Company offers consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than mortgage loans.  The consumer loans presently offered by the Company include deposit account secured loans and lines of credit.  The Company withdrew from providing student loans in 2010.  Consumer loans amounted to $4.5 million or 1.5% of the total loan portfolio at December 31, 2013.  Student loans amounted to $4.2 million or 1.4% of the total loan portfolio at December 31, 2013.  Such loans were made to local students for a term of ten years, presently with adjustable interest rates.  The interest rate is determined by the U.S. Department of Education.  Loan repayment obligations do not begin until the student has completed his or her education.  The principal and interest on such loans is guaranteed by the U.S. Government.  Loans secured by deposit accounts amounted to $223,000 or 0.1% of the total loan portfolio at December 31, 2013.  Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.  In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy.  In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying collateral.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  The Company believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to provide a full range of services to its customers.  At December 31, 2013, there were 113 nonperforming student loans which amounted to $412,000, compared to 93 nonperforming student loans which amounted to $324,000 at December 31, 2012.  All of these nonperforming student loans are fully guaranteed by the U.S. Government.

Commercial Business Loans.  The Company has a commercial loan department, which provides a full range of commercial loan products to small business customers in its primary marketing area.  These loans generally have shorter terms and higher interest rates as compared to mortgage loans.  Such loans amounted to $10.4 million or 3.4% of the total loan portfolio at December 31, 2013 and were primarily secured by inventories and other business assets.

Although commercial business loans generally are considered to involve greater credit risk than other certain types of loans, management intends to continue to offer commercial business loans to small businesses located in its primary market area.  At December 31, 2013, the Company had no nonperforming commercial business loans.

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

Asset Quality

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual.  Generally, when a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses.  The Company does not accrue interest on real estate loans past due 90 days or more unless, in the opinion of management, the value of the property securing the loan exceeds the outstanding balance of the loan (principal, interest and escrows) and collection is in process.  The Company provides an allowance for accrued interest deemed uncollectible.  Such allowance amounted to approximately $240,000 at December 31, 2013 compared to $373,000 at December 31, 2012. Accrued interest receivable is reported net of the allowance for uncollected interest.  Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance of principal and interest can be reasonably expected.

Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold and is initially recorded at the fair value less cost to sell at the date of acquisition establishing a new cost basis.   After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their fair value.  As of December 31, 2013, the Company had $3.2 million in OREO.  The $3.2 million of OREO consists of three commercial real estate properties in the amount of $1.4 million, three improved single family building lots totaling $870,000, and seven single family properties totaling $889,000, substantially all of which are located within the Company’s primary market area.

Under accounting principles generally accepted in the United States of America ("GAAP"), the Company is required to account for certain loan modifications or restructurings as "troubled debt restructurings."  In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.  Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans.  At December 31, 2013, the Company had eleven loans classified as performing troubled debt restructurings consisting of two single-family loans which amounted to $361,000 and nine commercial real estate loans which amounted to $4.5 million.  All such loans have been performing in accordance with their restructured terms and conditions.  At December 31, 2013, the Company had one single family real estate nonperforming loan classified as a troubled debt restructuring in the amount of $191,000.

Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2013, in dollar amounts and as a percentage of each category of the Company's loan portfolio.  The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	30– 59 Days		60 – 89 Days		90 or More Days
		Percent		Percent		Percent
		of Loan		of Loan		of Loan
	Amount	Category	Amount	Category	Amount	Category
	(Dollars in Thousands)
Real estate:
Single-family	$532	0.43%	$159	0.13%	$1,390	1.12%
Multi-family	—	—	—	—	—	—
Commercial	455	0.37	198	0.16	744	0.61
Land and construction	—	—	—	—	—	—
Commercial business	64	0.62	—	—	—	—
Consumer	123	2.74	89	1.98	412	9.17

Total	$1,174		$446		$2,546

The following table sets forth the amounts and categories of the Company's nonperforming loans and assets at the dates indicated.

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)

Non-accruing loans:
Real estate:
Single-family	$752	$664	$1,055	$74	$479
Multi-family	—	—	—	—	—
Commercial	744	2,873	3,016	2,128	1,778
Land and construction	—	—	7,707	11,423	3,728
Commercial business	—	—	81	74	472
Consumer	—	—	—	—	—
Total non-accruing loans	1,496	3,537	11,859	13,699	6,457

Accruing loans 90 days or more delinquent:
Real estate:
Single-family	638	1,742	2,018	2,308	1,227
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Land and construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer	412	324	561	284	153
Total accruing loans 90 days or more delinquent	1,050	2,066	2,579	2,592	1,380

Total non-performing loans	2,546	5,603	14,438	16,291	7,837

Other real estate owned:
Real estate acquired through, or in lieu of, foreclosure	3,191	2,092	2,587	2,675	2,968
Total other real estate owned	3,191	2,092	2,587	2,675	2,968

Total non-performing assets	5,737	7,695	17,025	18,966	10,805

Total performing troubled debt restructurings	4,823	9,106	4,114	2,895	—

Total non-performing assets and total performing troubled debt restructurings	$10,560	$16,801	$21,139	$21,861	$10,805

Total non-performing assets and total performing troubled debt restructurings as a percentage of total assets	2.48%	3.65%	4.50%	4.81%	2.33%

Total non-performing assets as a percentage of total assets	1.35%	1.67%	3.63%	4.17%	2.33%

If the Company’s $1.5 million of non-accruing loans at December 31, 2013 had been current in accordance with their terms during 2013, the gross income on such loans would have been approximately $69,000 during 2013.  The Company actually recorded $19,000 in interest income on such loans during 2013.  If the Company’s $3.5 million of non-accruing loans at December 31, 2012 had been current in accordance with their terms during 2012, the gross income on such loans would have been approximately $148,000 during 2012.  The Company actually recorded $46,000 in interest income on such loans during 2012.  Loans are generally placed on non-accrual when interest past due exceeds 90 days, unless the loan is well secured and in the process of collection.  The Company generally does not place student loans on non-accrual as the principal and interest on such loans is guaranteed by the U.S. Government.

Nonperforming assets decreased $2.0 million to $5.7 million or 1.35% of total assets at December 31, 2013 as compared to $7.7 million or 1.67% of total assets at December 31, 2012.  The nonperforming assets at December 31, 2013 included $2.5 million in nonperforming loans and $3.2 million in OREO.  The decrease in nonperforming assets was primarily due to a $2.0 million decrease in nonperforming loans, partially offset by a $1.1 million increase in other real estate owned as of December 31, 2013.  Overall, nonperforming loans included $1.4 million in single-family residential real estate loans, $744,000 in commercial real estate loans, and $412,000 in student loans, which are fully guaranteed by the U.S. Government.  The Company continues to aggressively work towards the resolution of its nonperforming assets.  The allowance for loan losses amounted to $4.2 million or 166.7% of nonperforming loans at December 31, 2013 as compared to $4.9 million or 87.8% at December 31, 2012.

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

At December 31, 2013, the Company had $10.6 million of classified and criticized loans, of which $1.8 million consisted of loans designated as special mention, $8.8 million classified substandard loans and no assets classified as doubtful or loss.  The $1.8 million of loans designated as special mention consisted of $361,000 in single family real estate loans and $1.5 million in commercial real estate loans.  The $8.8 million of loans designated as substandard consisted of $1.4 million in single family real estate loans and $7.4 million in commercial real estate loans.  Substantially all of these loans are located in the Company’s primary market area.  In addition, the Company had $3.2 million in OREO properties classified as substandard, substantially all of which are located in the Company’s primary market area.

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

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)

Average loans receivable, net (1)	$287,808	$283,597	$291,719	$288,192	$283,736

Allowance for loan losses, beginning of year	$4,919	$4,000	$5,090	$3,538	$3,169
Provision for loan losses	900	1,025	3,250	2,120	528
Charge-offs:
Single-family residential	(458)	(42)	(75)	(81)	—
Multi-family residential	(359)	—	—	—	(6)
Commercial real estate	(813)	(59)	(306)	(137)	(153)
Land and construction	—	(440)	(3,898)	—	—
Consumer	(7)	(9)	(7)	(16)	(1)
Commercial business	—	—	(123)	(365)	—
Total charge-offs	(1,637)	(550)	(4,409)	(599)	(160)
Recoveries:
Single-family residential	19	10	—	—	—
Multi-family residential	—	—	—	—	—
Commercial real estate	7	12	18	—	—
Land and construction	30	420	51	—	—
Consumer	5	2	—	1	1
Commercial business	—	—	—	30	—
Total recoveries	61	444	69	31	1
Allowance for loan losses, end of year	$4,243	$4,919	$4,000	$5,090	$3,538

Net charge-offs to average loans receivable, net	0.55%	0.04%	1.49%	0.20%	0.06%
Allowance for loan losses to total loans receivable	1.40%	1.73%	1.38%	1.75%	1.23%

Allowance for loan losses to total non-performing loans	166.7%	87.79%	27.70%	31.24%	45.14%
Net charge-offs to allowance for loan losses	37.14%	2.15%	108.50%	11.16%	4.49%
_______________________________

(1) Includes loans held for sale, if any.

The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

	December 31,
	2013		2012		2011		2010		2009
		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each		in Each		in Each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in Thousands)

Single-family residential	$833	40.88%	$1,027	44.48%	$693	40.76%	$411	39.44%	$588	39.82%
Multi-family residential	304	7.30	623	7.35	234	3.71	247	2.16	16	0.43
Commercial real estate	2,259	40.41	2,674	39.09	2,289	44.95	2,072	45.11	1,985	45.68
Land and construction	618	6.51	352	3.74	525	5.03	2,151	8.15	735	8.51
Consumer	14	1.48	18	1.88	20	2.28	19	2.46	27	2.63
Commercial business	215	3.42	225	3.46	239	3.27	190	2.68	187	2.93
Total	$4,243	100.00%	$4,919	100.00%	$4,000	100.00%	$5,090	100.00%	$3,538	100.00%

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

	December 31,
	2013		2012		2011
	(In Thousands)

Mortgage-backed securities:
FNMA pass-through certificates	$2,228		$3,887		$5,958
FHLMC pass-through certificates	1,282		2,247		3,800
GNMA pass-through certificates	1,189		1,390		1,545

Total mortgage-backed securities	$4,699	(1)	$7,524	(2)	$11,303	(3)
_______________________________

(1)	At December 31, 2013, gross unrealized gains on such securities amounted to $296,000 and gross unrealized losses amounted to $-0-.
(2)	At December 31, 2012, gross unrealized gains on such securities amounted to $511,000 and gross unrealized losses amounted to $13.
(3)	At December 31, 2011, gross unrealized gains on such securities amounted to $705,000 and gross unrealized losses amounted to $2,000.

The following table sets forth the purchases, sales and principal repayments of the Company's mortgage-backed securities for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)

Mortgage-backed securities purchased	$—	$—	$—
Mortgage-backed securities sold	—	—	—
Principal repayments	(2,610)	(3,587)	(4,731)
Change in net unrealized gain	(215)	(192)	(112)

Net decrease	$(2,825)	$(3,779)	$(4,843)

Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them; they are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.  At December 31, 2013 and 2012, the Company had $-0- and $3.0 million, respectively, in mortgage-backed securities that were pledged to secure various obligations of the Company.  See Note 4 to the Consolidated Financial Statements in Item 8.

Information regarding the contractual maturities, at amortized cost, and weighted average yield of the Company's mortgage-backed securities portfolio at December 31, 2013 is presented below.

	December 31, 2013
	One Year	After One to	After Five	Over 15
	or Less	Five Years	to 15 Years	Years	Total
	(Dollars in Thousands)

FHLMC pass-through certificates	$45	$357	$598	$180	$1,180
FNMA pass-through certificates	64	1,254	63	733	2,114
GNMA pass-through certificates	—	—	115	994	1,109
Total	$109	$1,611	$776	$1,907	$4,403	(1)

Weighted average yield	4.91%	4.84%	5.84%	2.70%	4.09%

_____________________

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

The Company is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, insured municipal obligations, certain mutual funds, investment grade corporate debt securities and other specified investments.  At December 31, 2013, our investment securities amounted to $49.7 million, of which $21.3 million was designated as available for sale and $28.4 million was designated as held to maturity.  The securities designated as held to maturity represent municipal obligations which are guaranteed by the issuer and further guaranteed and supported by private insurance companies.  They consist of $27.4 million in general obligation bonds and $979,000 in revenue bonds.  Municipal bond investments are not backed by the U.S. Government or related agencies and therefore carry a higher degree of risk than investments in U.S. Government or related agencies.

The following table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated.

	December 31,
	2013				2012		2011
	Amortized		Fair		Amortized	Fair	Amortized	Fair
	Cost		Value		Cost	Value	Cost	Value
	(In Thousands)

U.S. Government and agency securities	$22,000		$21,321		$9,000	$9,000	$22,994	$23,070
Municipal obligations	28,358		28,402		25,325	26,525	22,175	23,200
Total	$50,358	(1)	$49,723	(1)	$34,325	$35,525	$45,169	$46,270

_______________________
(1)	At December 31, 2013, investment securities with an amortized cost totaling $22.0 million were designated as available for sale. At December 31, 2013, gross unrealized losses amounted to $681,000 and there were $2,000 in gross unrealized gains. At December 31, 2013, $5.7 million of the Company’s investment securities were pledged to secure various obligations of the Company. See Note 3 to the Consolidated Financial Statements in Item 8.

Information regarding the contractual maturities and weighted average yield of the Company's investment securities portfolio at December 31, 2013 is presented below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2013
	One Year or	After One to	After Five to	Over
	Less	Five Years	10 Years	10 Years	Total
	(Dollars in Thousands)

U.S. Government and agency securities	$—	$10,000	$5,000	$7,000	$22,000	(1)
Municipal obligations	1,435	6,228	6,152	14,543	28,358	(2)
Total	$1,435	$16,228	$11,152	$21,543	$50,358
Weighted average yield	0.7%	1.14%	1.65%	3.23%	2.22%
__________________
(1) The $22.0 million of U.S. Government agency securities are designated as available for sale.
(2) The $28.4 million of municipal obligations are designated as held to maturity and are tax exempt.

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

Sources of Funds

General.  Deposits are the primary source of the Company's funds for lending and other investment purposes.  In addition to deposits, the Company derives funds from loan principal repayments, prepayments and advances from the Federal Home Loan Bank (“FHLB”) of Pittsburgh and proceeds from sales of investment securities.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.  Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or to balance cash flows during times of high loan production.  They may also be used on a longer term basis for general business purposes.

Deposits.  The Company's deposit products include a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts and term certificate accounts.  Deposit account terms vary, with the principal difference being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

The primary market areas served by the Company are Delaware and Chester Counties, Philadelphia, and the suburban areas to the west and south of Philadelphia, including southern New Jersey.    The Company attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours.  In addition, the Company maintains automated teller machines at its Broomall, Concordville, Havertown, Springfield, Lansdowne, Frazer, and Secane offices.  The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings.  The Company does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at December 31, 2013.

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

	December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(In Thousands)

Passbook and statement savings accounts	$52,198	15.1%	$50,284	13.5%	$47,157	12.5%
Money market accounts	26,433	7.7	28,057	7.6	30,072	8.0
Certificates of deposit	197,086	57.1	222,060	59.8	233,206	62.0
NOW and Super NOW accounts	53,252	15.4	54,393	14.7	53,754	14.3
Non-interest bearing accounts	16,409	4.7	16,243	4.4	11,859	3.2
Total deposits at end of year	$345,378	100.0%	$371,037	100.0%	$376,049	100.0%

The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)

Decrease before interest credited	$(28,112)	$(8,213)	$(12,634)
Interest credited	2,453	3,202	4,087
Net deposit decrease	$(25,659)	$(5,011)	$(8,547)

The following table sets forth maturities of the Company's certificates of deposit of $100,000 or more by time remaining to maturity as of the date indicated.

December 31,
2013
(In Thousands)

Three months or less	$6,805
Over three months through six months	8,395
Over six months through twelve months	12,396
Over twelve months	25,426
Total	$53,022

The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

	Year ended December 31,
	2013			2012			2011
		Average			Average			Average
	Average	Rate		Average	Rate		Average	Rate
	Balance	Paid		Balance	Paid		Balance	Paid
	(Dollars in Thousands)

Passbook and statement Savings accounts	$51,509	0.20%		$48,668	0.23%		$45,600	0.44%
Money market accounts	27,346	0.22		30,419	0.29		27,600	0.59
Certificates of deposit	208,760	1.04		234,743	1.23		235,928	1.48
NOW and Super NOW	53,862	0.22		52,551	0.22		51,881	0.45
Non-interest bearing accounts	15,873	—		15,087	—		12,239	—
Total average deposits	$357,350	0.72	%(1)	$381,468	0.87	%(1)	$373,248	1.13	%(1)
_______________________________

(1) Reflects average rate paid on total interest bearing deposits.

The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 2013 and 2012 and the amounts at December 31, 2013, which mature during the periods indicated.

	December 31,		Amounts at December 31, 2013 Maturing Within
Certificates of Deposit	2013	2012	One Year	Two Years	Three Years	Thereafter
	(In Thousands)

1.0% or less	$132,704	$127,507	$95,230	$27,606	$9,868	$—
1.01% to 2.0%	49,680	71,251	21,018	12,415	9,146	7,101
2.01% to 3.0%	14,033	21,791	1,131	1,968	3,362	7,572
3.01% to 4.9%	669	1,511	489	33	143	4
Total certificates of deposit	$197,086	$222,060	$117,868	$42,022	$22,519	$14,677

Borrowings.  The Company may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank and certain of its loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.  Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.  At December 31, 2013, the Company had no advances from the FHLB of Pittsburgh.  The Company continually reviews utilization of advances from the FHLB as a source of funding.  Additional FHLB stock may be required to be held when advances from the FHLB are taken.  At December 31, 2013, the Company had $647,000 of FHLB stock.

The following table sets forth certain information regarding borrowed funds at or for the dates indicated:

	At or for the Year Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)

FHLB of Pittsburgh advances:
Average balance outstanding	—	—	—
Maximum amount outstanding at any month- end during the year	—	—	—
Balance outstanding at end of year	—	—	—
Weighted average interest rate during the year	—	—	—

Weighted average interest rate at end of year	—	—	—
Total borrowings:
Average balance outstanding	$2,867	$3,027	$3,762
Maximum amount outstanding at any month- end during the year	4,449	3,982	3,878
Balance outstanding at end of year	3,437	3,261	3,878
Weighted average interest rate during the year	0.17%	0.26%	0.45%
Weighted average interest rate at end of year	0.19%	0.23%	0.38%

Employees

The Company had 80 full-time employees and 18 part-time employees at December 31, 2013.  None of these employees is represented by a collective bargaining agreement.

Subsidiaries

Presently, the Bank has three wholly-owned subsidiaries: Alliance Delaware Corp., Alliance Financial and Investment Services LLC, and 908 Hyatt Street LLC.  Alliance Delaware Corp., which holds and manages certain investment securities, was formed in 1999 to accommodate the transfer of certain assets that are legal investments for the Bank and to provide for a greater degree of protection to claims of creditors.  The laws of the State of Delaware and the court system create a more favorable environment for the business affairs of the subsidiary.  Alliance Delaware Corp. currently manages certain investments for the Bank, which, as of December 31, 2013 and 2012, amounted to $61.2 million and $60.7 million, respectively.  Alliance Financial and Investment Services LLC, which is currently inactive, was formed to participate in commission fees from non-insured investment products.  908 Hyatt Street LLC was formed to own and manage certain real estate properties.  As of December 31, 2013 and 2012, there were seven and no properties held by 908 Hyatt Street LLC, respectively.

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

2010 Regulatory Reform

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

The following aspects of the financial reform and consumer protection act are related to the operations of Alliance Bank:

•	A new independent consumer financial protection bureau has been established within the FRB, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. However, smaller financial institutions, like Alliance Bank, continue to be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules. Alliance Bank does not have any hybrid capital items or trust preferred securities.

•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance is permanently increased to $250,000.

•	The deposit insurance assessment base calculation is now equal to the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•	The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of Alliance Bancorp:

•	Authority over savings and loan holding companies was transferred to the FRB.

•	Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies have been extended to thrift holding companies. The FRB has not issued regulations that address the levels of these capital requirements and when they will apply to Alliance Bancorp.

•	The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•	The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•	Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•	A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•	Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•	Stock exchanges will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•	Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Volcker Rule

Regulations were recently adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule.  The regulations contain prohibitions and restrictions on the ability of financial institution holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds.  The regulations will become effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015.  The Company is currently reviewing its investment portfolio to ensure compliance as the various provisions of the Volcker Rule regulations become effective.

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

The FDIC’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt.  To implement the 2010 legislation, the FDIC amended its deposit insurance regulations (1) to change the assessment base from domestic deposits to average assets minus tangible equity and (2) to lower overall assessment rates.  The revised rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category.

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

Alliance Bank is also subject to more stringent Department capital guidelines.  Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At December 31, 2013, Alliance Bank’s capital ratios exceeded each of its capital requirements and is considered well capitalized.

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

An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.  At December 31, 2013, Alliance Bank was deemed a well capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019.  The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as Alliance Bank, a common equity Tier 1 capital ratio 4.5% will become effective on January 1, 2015.  The new capital rules will also increase the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures.  The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

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

As a member, Alliance Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount in accordance with the FHLB’s capital plan and sufficient to ensure that the FHLB remains in compliance with its minimum capital requirements. At December 31, 2013, Alliance Bank was in compliance with this requirement.

Federal Reserve Board System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2013, Alliance Bank was in compliance with these reserve requirements.

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

Holding Company Activities.  Alliance Bancorp is a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial holding companies under FRB regulations or for multiple savings and loan holding companies.  Multiple savings and loan holding companies are permitted to engage in the following activities:  (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the FRB prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies.  Although savings and loan holding companies are not currently subject to specific capital requirements, 2010 legislation authorized the FRB to establish capital requirements for savings and loan holding companies.  That legislation also authorized federal regulators to require depository institution holding companies to serve as a source of strength to their depository institution subsidiaries.    In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Federal Reserve and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

At December 31, 2013, Alliance Bank was in compliance with the above restrictions.

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

Bad Debt Reserves.  The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.  An exception is available for small taxpayers (less than $500 million in assets) which applies to Alliance Bank.  Alliance Bank is permitted to establish a reserve for bad debts and to make additions to the reserve.  These additions can, within specified formula limits, be deducted in arriving at taxable income.

Taxable Distributions and Recapture.  Prior to the Small Business Job Protection Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Alliance Bank failed to meet certain thrift asset and definitional tests.  New federal legislation eliminated these thrift related recapture rules.  However, under current law, pre-1988 reserves remain subject to recapture should Alliance Bank make certain non-dividend distributions or cease to have a savings bank charter.

At December 31, 2013, Alliance Bank’s total federal pre-1988 reserve was approximately $7.1 million.  The reserve reflects the cumulative effects of federal tax deductions for which no federal income tax provisions have been made.

Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”).  The AMT is payable to the extent such AMTI is in excess of an exemption amount.  Net operating losses can offset no more than 90% of AMTI.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  Alliance Bank has been subject to the AMT and as of December 31, 2013, had $1.7 million of AMT available as credit for carryover purposes.

Net Operating and Capital Loss Carryovers.  Net operating losses incurred in taxable years beginning before August 6, 1997 may be carried back to the three preceding taxable years and forward to the succeeding 15 taxable years.  For net operating losses in years beginning after August 5, 1997, other than 2001 and 2002, such net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years.  Net operating losses arising in 2001 or 2002 may be carried back five years and may be carried forward 20 years.  At December 31, 2013, Alliance Bancorp and Alliance Bank had no net operating loss carryfowards for federal income tax purposes, and approximately $1.1 million in capital loss carryfowards expiring over the next three years.  In December 2013, the Company recorded a full valuation allowance for such capital loss carryfowards as it is more likely than not the Company will be unable to realize these benefits.

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

Alliance Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act (the “MTIT”), as amended to include thrift institutions having capital stock.  Pursuant to the MTIT, the tax rate is 11.5%.  The MTIT exempts Alliance Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers.  The MTIT is a tax upon net earnings, determined in accordance with U.S. generally accepted accounting principles with certain adjustments.  The MTIT, in computing income under U.S. generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Alliance Bank.  Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.  At December 31, 2013, the Bank had no net operating loss for state tax purposes.

Item 1A.  Risk Factors.

Not applicable

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

Offices and Properties

At December 31, 2013, the Company conducted its business from its executive offices in Broomall, Pennsylvania and seven full service offices, all of which are located in southeastern Pennsylvania.

The following table sets forth certain information with respect to the office and other properties of the Company at December 31, 2013.

		Net Book
		Value of
		Premises and	Amount of
Description/Address	Leased/Owned	Fixed Assets	Deposits
		(In Thousands)
MAIN OFFICE

Lawrence Park	Owned	$1,153	$79,362
541 Lawrence Road
Broomall, PA 19008

BRANCH OFFICES

Secane	Leased (1)	69	57,959
925 Providence Road
Secane, PA 19018

Newtown Square	Leased (2)	15	28,042
252 & West Chester Pike
Newtown Square, PA 19073

Havertown	Leased (3)	51	47,215
500 E. Township Line Road
Havertown, PA 19083

Lansdowne	Owned	92	58,489
9 E. Baltimore Pike
Lansdowne, PA 19050

Springfield	Leased (4)	408	35,152
153 Saxer Avenue
Springfield, PA 19064

Shoppes at Brinton Lake	Leased (5)	31	27,778
979 Baltimore Pike
Glen Mills, PA 19342

Westgate Plaza	Leased (6)	217	11,381
309 Lancaster Ave.
Frazer, PA 19355
_________________
(1) The lease expires in April 2016 with no further options to extend.
(2) The building is owned but the land is leased.  The lease expires in March 2017 with no further options to extend.

(3) The lease expires in January 2016 with one successive option to extend the lease for five years each.
(4) In December of 2013, the Company signed a lease to occupy this property in a sales leaseback transaction.  The initial lease term is ten years with three five year renewal options.
(5) The lease expires in January 2021 with two successive options to extend the lease for five years each.
(6) In January of 2012, the Company signed a lease to occupy this property and relocated its Paoli office to this location.  The initial lease term is ten years with two five year renewal options.

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

Item 4.  Mine Safety Disclosures.

Not applicable

PART II.

Item 5.	Market for The Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Corporate Information

Independent Registered Public Accounting Firm	Investor Information
BDO USA, LLP	Investors, analysts and others seeking
1801 Market Street, Suite 1700	information may contact:
Philadelphia, PA 19103

Market Makers	Kathleen P. Lynch
Stifel Nicholas & Company, Inc.	Corporate Secretary
Sandler O’ Neill & Partners, LP	541 Lawrence Road
USB Financial Services, Inc.	Broomall, PA 19008-3599
(610) 353-2900

Special Counsel	Transfer Agent
Silver, Freedman, Taff & Tiernan LLP	Direct questions regarding dividend checks,
3299 K Street, NW, Suite 100	address and name changes or lost certificates to:
Washington, D.C. 20007	Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016

Market Information

Alliance Bancorp common stock is traded on the Nasdaq Global Market and quoted under the symbol “ALLB”.  The closing price of a share of Alliance Bancorp common stock on December 31, 2013 was $15.05 per share.  There were 4,467,304 shares outstanding as of December 31, 2013 and the Company had approximately 965 shareholders of record as of March 3, 2014.

For the Quarter Ended	High	Low	Close	Cash Dividends Declared

December 31, 2013	$15.58	$14.40	$15.05	$	..05

September 30, 2013	15.25	14.23	14.50		..05

June 30, 2013	14.61	13.09	14.61		..05

March 31, 2013	13.35	12.50	13.35		..05

December 31, 2012	$12.85	$11.96	$12.70	$	..05

September 30, 2012	12.80	12.03	12.40		..05

June 30, 2012	12.30	11.35	12.20		..05

March 31, 2012	11.53	10.60	11.53		..05

In January 2012, the Company approved a one year stock repurchase program of 10% of its outstanding shares or 547,433 shares of common stock.  In January 2013, the Company approved a one year extension to repurchase the remaining 274,730 shares under this program which was completed in August of 2013.  In September 2013, the Company approved a one year stock repurchase program of 10% of its outstanding shares or 492,700 shares of common stock.  As of December 31, 2013 the Company had 33,000 shares remaining under this program.  In December 2013, the Company approved a one year stock repurchase program of 10% of its outstanding shares or 451,730 shares of common stock to commence upon completion of the prior program.

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	that May Yet Be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
Period	Purchased(1)	Paid per Share	or Programs	Programs

October 2013	17,800	$14.53	17,800	464,900
November 2013	363,000	14.97	363,000	101,900
December 2013	68,900	15.35	68,900	484,730

Totals	449,700	$15.00	449,700	484,730

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

	As of or For the Year Ended December 31,
	2013	2012	2011	2010	2009
Selected Financial Data	(Dollars in thousands, except per share amounts)

Total assets	$425,502	$460,915	$469,487	$454,476	$464,216
Cash and cash equivalents	45,224	112,305	95,852	61,891	74,936
Loans receivable, net	298,877	278,876	285,297	286,056	285,008
Mortgage-backed securities	4,698	7,524	11,303	16,146	23,355
Investment securities	49,680	34,325	45,245	61,428	52,336
Other real estate owned	3,191	2,092	2,587	2,675	2,968
Deposits	345,378	371,037	376,048	384,595	375,254
Borrowings (1)	3,437	3,261	3,878	7,384	35,090
Stockholders’ equity	70,169	80,002	82,995	48,991	48,445
Total liabilities	355,333	380,913	386,491	405,485	415,772
Allowance for loan losses	4,243	4,919	4,000	5,090	3,538
Non-accrual loans	1,496	3,537	11,859	13,699	6,457
Non-performing assets (2)	5,737	7,695	17,025	18,966	10,805

Selected Operating Data
Interest and dividend income	$16,612	$17,409	$18,677	$19,797	$21,091
Interest expense	2,460	3,210	4,104	6,434	9,509
Net interest income	14,152	14,199	14,573	13,363	11,582
Provision for loan losses	900	1,025	3,250	2,120	528
Net interest income after provision for loan losses	13,252	13,174	11,323	11,243	11,054
Other income	777	1,937	726	1,084	1,164
Other expenses	11,861	11,910	10,979	11,375	10,900
Income before income tax	2,168	3,201	1,070	953	1,318
Income tax expense (benefit)	760	659	(79)	(128)	(41)
Net income	$1,408	$2,542	$1,149	$1,080	$1,359

Basic earnings per share (3)	$0.29	$0.48	$0.22	$0.20	$0.24
Dilutive earnings per share (3)	$0.29	$0.48	$0.21	$0.20	$0.24

                (Notes on Following Page)

	As of or For the Year Ended December 31,
	2013	2012	2011	2010	2009
Selected Operating Ratios
Average yield earned on interest-earning assets	3.94%	3.92%	4.24%	4.64%	5.08%
Average rate paid on interest-bearing liabilities	0.72	0.87	1.12	1.66	2.57
Average interest rate spread (4)	3.22	3.05	3.12	2.98	2.51
Net interest margin (4)	3.36	3.19	3.31	3.13	2.79
Ratio of interest-earning assets to interest-bearing liabilities	122.50	120.35	120.79	110.65	111.98
Noninterest expense as a percent of average assets	2.67	2.51	2.36	2.50	2.47
Return on average assets	0.42	0.54	0.25	0.24	0.30
Return on average equity	2.36	3.08	1.37	2.21	2.97
Dividend payout ratio	54.57	42.77	80.99	30.29	25.59
Efficiency ratio (5)	76.05	73.81	71.76	78.74	85.52
Ratio of average equity to average assets	17.58	17.43	18.05	10.74	11.08
Full-service offices at end of period	8	9	9	9	9

Asset Quality Ratios
Non-accrual loans as a percentage of total loans receivable	0.49%	1.24%	4.09%	4.71%	2.24%
Nonperforming loans as a percent of total loans receivable	0.84	1.97	4.98	5.59	2.71
Nonperforming assets as a percent of total assets (2)	1.35	1.67	3.63	4.17	2.33
Allowance for loan losses as a percent of total loans receivable	1.40	1.73	1.38	1.75	1.23
Allowance for loan losses as a percent of nonperforming loans	166.66	87.79	27.70	31.24	45.14
Allowance for loan losses as a percent of non-accrual loans	283.60	139.08	33.72	37.15	54.78
Net charge-offs to average loans receivable outstanding during the period	0.55	0.04	1.49	0.20	0.06

Bank Capital Ratios
Tier 1 leverage capital ratio	13.25%	12.76%	12.85%	10.83%	10.17%
Tier 1 risk-based capital ratio	20.87	23.43	21.85	16.13	15.97
Total risk-based capital ratio	22.12	24.69	23.10	17.38	17.17

(1)	Borrowings consist of advances, demand notes issued to the U.S. Treasury, customer sweep accounts, and the Employee Stock Ownership Plan (“ESOP”) debt prior to conversion.
(2)	Nonperforming assets consist of nonperforming loans, certain troubled debt restructurings and other real estate owned (“OREO”). Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more overdue, while OREO consists of real estate acquired through, or in lieu of, foreclosure.
(3)	The calculation of earnings per share for 2009 and 2010 has been adjusted for the exchange and additional share issuance in the reorganization and offering completed on January 18, 2011 which the exchange rate was 0.8200 shares of common stock of Alliance Bancorp, Inc. of Pennsylvania, the new Pennsylvania holding company.
(4)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	The efficiency ratio is calculated by dividing other expenses by the sum of net interest income and other income.

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

Overview

Alliance Bancorp is a Pennsylvania corporation and the holding company which owns 100% of the capital stock of Alliance Bank, a community oriented savings bank headquartered in Broomall, Pennsylvania. We operate a total of eight banking offices, seven of which are located in Delaware County and one in Chester County.  Both counties are suburbs of Philadelphia. Our primary business consists of attracting deposits from the general public and using those funds, together with funds we borrow, to originate loans to our customers and invest in securities such as U.S. Government and agency securities, mortgage-backed securities and municipal obligations. At December 31, 2013, Alliance Bancorp had $425.5 million of total assets, $345.4 million of total deposits and stockholders’ equity of $70.2 million.

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

Our net income amounted to $1.4 million and $2.5 million for the years ended December 31, 2013 and 2012, respectively. Some of the major factors and trends which have impacted our results of operations in these periods include the following:

•	Low Market Rates of Interest. In recent periods, our results have been impacted from the historically low market rates of interest that have prevailed. During 2008, the FRB reduced the federal funds rate seven times from 4.25% at December 31, 2007 to a range of 0% to 0.25% at December 31, 2008 and throughout 2009 and remained at 0.25% at December 31, 2013. The average rates that we pay on our interest-bearing deposits and other liabilities have fallen steadily, from 2.57% for the year ended December 31, 2009 to 0.72% during the year ended December 31, 2013. The average yield earned on interest-earning assets from our investment and loan portfolios have also fallen steadily, from 5.08% for the year ended December 31, 2008 to 3.94% during the year ended December 31, 2013. We anticipate that the continued low rate environment will put further downward pressure on short term interest rates until an economic recovery is sustainable and when the interest rate environment begins to increase, it will cause pricing pressure on our deposit accounts and may have a negative impact on our net interest income and possibly our net income.

•	Decrease in other income. Total other income decreased $1.2 million or 60.0% to $777,000 for the year ended December 31, 2013, compared to 2012. The decrease was primarily the result of a $318,000 or 97.3% decrease in the gain on sale of OREO, a $16,000 or 5.1% decrease in the cash surrender value of bank owned life insurance, a $10,000 or 4.8% decrease in other fee income, and an $806,000 gain on the sale of premises and equipment in 2012 with no corresponding gain in 2013.

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

Income Taxes. We make estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement bases of assets and liabilities. We also estimate a deferred tax asset valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.  In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results, recent cumulative losses and our forecast of future taxable income. In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

Financial Condition

The Company’s total assets decreased $35.4 million or 7.7% to $425.5 million at December 31, 2013, compared to $460.9 million at December 31, 2012.  This decrease was attributed to a $67.1 million or 59.7% decrease in cash and cash equivalents, a $2.8 million or 37.6% decrease in mortgage backed securities, a $652,000 or 24.3% decrease in premises and equipment, a $691,000 or 51.6% decrease in FHLB stock, a $377,000 or 6.2% decrease in deferred tax assets, and a $500,000 or 24.3% decrease in prepaid and other assets.  These decreases were partially offset by a $12.3 million or 136.9% increase in investment securities available for sale, a $3.0 million or 12.0% increase in investment securities held to maturity, a $20.0 million or 7.2% increase in net loans, a $1.1 million or 52.5% increase in OREO, and a $297,000 or 2.4% increase in bank owned life insurance.

Total liabilities decreased $25.6 million or 6.7% to $355.3 million at December 31, 2013, compared to $380.9 million at December 31, 2012.  This decrease was primarily due to a $25.7 million or 6.9% decrease in total deposits and a $97,000 or 1.5% decrease in accrued expenses and other liabilities.  These decreases were partially offset by a $176,000 or 5.4% increase in other borrowings.

Stockholders’ equity decreased $9.8 million to $70.2 million as of December 31, 2013 compared to $80.0 million at December 31, 2012.  The decrease can be attributed to a $10.9 million or 317.1% increase in treasury stock and a $199,000 or 11.9% increase in accumulated other comprehensive loss.  The decrease was partially offset by a $242,000 or 0.4% increase in additional paid in capital, a $400,000 or 1.2% increase in retained earnings, and a $604,000 or 17.0% increase in common stock acquired by benefit plans.

Nonperforming assets decreased $2.0 million to $5.7 million or 1.35% of total assets at December 31, 2013 as compared to $7.7 million or 1.67% of total assets at December 31, 2012.  The nonperforming assets at December 31, 2013 included $2.5 million in nonperforming loans and $3.2 million in OREO.  The decrease in nonperforming assets was primarily due to a $3.1 million decrease in nonperforming loans, partially offset by a $1.1 million increase in OREO as of December 31, 2013.  Overall, nonperforming loans included $1.4 million in single-family residential real estate loans, $744,000 in commercial real estate loans, and $412,000 in student loans, which are fully guaranteed by the U.S. Government.  The Company continues to aggressively work towards the resolution of its nonperforming assets.  The allowance for loan losses amounted to $4.2 million or 166.7% of nonperforming loans at December 31, 2013 as compared to $4.9 million or 87.8% at December 31, 2012.

Results of Operations

General.  The Company recorded net income of $1.4 million for the year ended December 31, 2013 as compared to net income of $2.5 million for 2012.  Net income decreased $1.1 million or 44.6% to $1.4 million or $0.29 per diluted share for the year ended December 31, 2013 as compared to $2.5 million or $0.48 per diluted share for the same period in 2012.

The decrease in net income was primarily due to a $797,000 or 4.6% decrease in total investment and dividend income, a $1.2 million or 60.0% decrease in other income, and a $101,000 or 15.3% increase in income tax expense for the year ended December 31, 2013 compared to the year ended December 31, 2012.  The items above were partially offset by a $750,000 or 23.4% decrease in interest expense, a $125,000 or 12.2% decrease in provision for loan losses, and a $49,000 or 0.4% decrease in other expense for the year ended December 31, 2013 compared to the year ended December 31, 2012.

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

	Year Ended December 31,
	2013			2012			2011
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$287,808	$15,205	5.28%	$283,597	$15,616	5.51%	$291,719	$16,431	5.63%
Mortgage-backed securities	6,077	228	3.75	9,424	368	3.90	13,678	560	4.09
Investment securities (3)	44,341	983	2.22	44,739	1,174	2.62	58,152	1,505	2.59
Other interest-earning assets	83,580	196	0.23	106,815	251	0.23	77,070	181	0.23
Total interest-earning assets	421,806	16,612	3.94	444,575	17,409	3.92	440,619	18,677	4.24
Noninterest-earning assets	23,433			29,068			25,466
Total assets	$445,239			$473,643			$466,085

Interest-bearing liabilities:
Deposits	$341,477	2,454	0.72	$366,381	3,202	0.87	$361,009	4,087	1.13
FHLB advances and other borrowings	2,867	6	0.17	3,032	8	0.26	3,762	17	0.45
Total interest-bearing liabilities	344,344	2,460	0.72	369,413	3,210	0.87	364,771	4,104	1.12
Noninterest-bearing liabilities	22,601			21,681			17,208
Total liabilities	366,945			391,094			381,979
Stockholders’ equity	78,294			82,549			84,106
Total liabilities and stockholders’ equity	$445,239			$473,643			$466,085

Net interest-earning assets	$77,462			$75,162			$75,848
Net interest income/interest rate spread		$14,152	3.22%		$14,199	3.05%		$14,573	3.12%
Net yield on interest- earning assets (2) (3)			3.36%			3.19%			3.31%
Ratio of interest-earning assets to interest-bearing liabilities			122.50%			120.35%			120.79%

_____________________________
(1)	Nonaccrual loans and loan fees have been included.
(2)	Net interest income divided by interest-earning assets.
(3)	The indicated yields are not reflected on a tax equivalent basis.

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

	Year Ended December 31,
	2013 vs. 2012
	Increase
	(Decrease) Due To
			Total
			Increase
(Dollars in Thousands)	Rate	Volume	(Decrease)

Interest-earning assets:
Loans receivable	$(639)	$228	$(411)
Mortgage-backed securities	(10)	(130)	(140)
Investment securities	(180)	(11)	(191)
Other interest-earning assets	—	(55)	(55)
Total interest-earning assets	(829)	32	(797)
Interest-bearing liabilities:
Deposits	(572)	(176)	(748)
FHLB advances and other borrowings	(2)	—	(2)
Total interest-bearing liabilities	(574)	(176)	(750)

Increase (decrease) in net interest income	$(255)	$209	$(47)

Net Interest Income.  Net interest income is determined by the Company’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income decreased $47,000 or 0.3% during 2013 as compared to 2012.  The decrease in net interest income was primarily due to a $797,000 or 4.6% decrease in interest income on interest earning assets, partially off-set by a $750,000 or 23.4% decrease in interest expense on interest bearing liabilities. Overall, the interest rate spread increased 17 basis points (one basis point is equal to 1/100 of a percent) from 3.05% for the year ended December 31, 2012 to 3.22% for the year ended December 31, 2013.

Interest and Dividend Income.  Interest income decreased $797,000 or 4.6% to $16.6 million for the year ended December 31, 2013, compared to 2012.  The decrease was primarily due to a $411,000 or 2.6% decrease in interest income earned on loans, a $191,000 or 16.3% decrease in interest income on investment securities, a $140,000 or 38.0% decrease in interest income earned on mortgage backed securities, and a $55,000 or 21.9% decrease in interest income on balances due from depository institutions.

The decrease in interest income on loans was primarily due to a 23 basis point or 4.2% decrease in the average yield earned on loans partially off-set by a $4.2 million or 1.5% increase in the average balance of loans outstanding.  The decrease in interest income on investment securities was primarily due to a $398,000 or 0.9% decrease in the average balance of investment securities and a 40 basis point or 15.3% decrease in the average yield earned on investment securities.  The decrease in interest income on mortgage backed securities was primarily due to a $3.3 million or 35.5% decrease in the average balance of mortgage backed securities and a 15 basis point or 3.9% decrease in the average yield earned on mortgage backed securities.  The decrease in interest due from depository institutions was due to a $23.2 million or 21.8% decrease in the average balance of balances due from depository institutions.

Interest Expense.  Interest expense decreased $750,000 or 23.4% in 2013 compared to 2012.  This decrease was due to a decrease of $748,000 or 23.4% in interest expense on deposits and a decrease of $2,000 or 25.0% in interest expense on other borrowings.  The decrease in interest expense on deposits was due to a $24.9 million or 6.8% decrease in the average balance outstanding and a 15 basis point or 17.2% decrease in the average rate paid on deposits. The decrease in interest expense on other borrowings was due to a $165,000 or 5.4% decrease in the average balance outstanding and a 9 basis point or 34.6% decrease in the average rates paid on other borrowings.

Provision for Loan Losses.  The Company establishes provisions for loan losses, which are charges to operating results, in order to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all known and inherent losses that are both probable and reasonably estimable, at each reporting date.  The allowance is based upon an assessment of prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, current economic conditions in the Company’s market area and other factors related to the collectibility of the Company’s loan portfolio.  The provision for loan losses amounted to $900,000 and $1.0 million for the years ended December 31, 2013 and 2012, respectively.

Other Income.  Total other income decreased $1.2 million or 60.0% to $777,000 for the year ended December 31, 2013, compared to 2012.  The decrease was primarily the result of an $318,000 or 97.3% decrease in the gain on the sale of OREO, a $16,000 or 5.1% decrease in the cash surrender value of bank owned life insurance, a $10,000 or 4.8% decrease in other fee income, and an $806,000 gain on the sale of premises and equipment in 2012 with no corresponding gain in 2013.

Other Expenses.  Total other expenses amounted to $11.9 million and $11.9 million for the years ended December 31, 2013 and 2012, respectively.  Changes in other expense components consist of an $184,000 or 61.0% decrease in the provision for OREO, a $99,000 or 24.8% decrease in FDIC insurance premiums, a $30,000 or 7.2% decrease in advertising and marketing expense, and a $78,000 or 39.6% decrease in loan and OREO expense.  These decreases were partially offset by a $201,000 or 35.4% increase in professional fees, an $85,000 or 1.2% increase in salaries and benefits, and a $39,000 or 2.2% increase in occupancy and equipment expense.

Income Tax Expense.  Income tax expense amounted to $760,000 and $659,000 for the years ended December 31, 2013 and 2012, respectively, resulting in effective tax rates of 35.1% and 20.6%, respectively.  The increase in the income tax expense effective rate for the year ended December 31, 2013 was primarily due to the Company’s decision to record a $386,000 valuation allowance on its remaining capital loss carry-forwards which expire in three years as it is more likely than not the Company will be unable to realize these benefits.

Liquidity and Capital Resources

The Company’s liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations.  The Company’s primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations.  Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition.  After the completion of its reorganization and stock offering in January of 2011, the Company’s liquidity and capital position were further strengthened resulting from $30.0 million in net proceeds from the stock offering.  The Company attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors.  Any excess funds are invested in overnight and other short-term interest-earning accounts.  The Company generates cash flow through the retail deposit market, its traditional funding source, for use in investing activities.  In addition, the Company may utilize borrowings such as FHLB advances for liquidity or profit enhancement.  At December 31, 2013, the Company had no outstanding FHLB advances and $172.7 million of borrowing capacity from the FHLB of Pittsburgh.  FHLB stock is required to be held when advances from the FHLB are taken.  Further, the Company has access to the Federal Reserve Bank discount window.  At December 31, 2013, the Company had no such funds outstanding from the Federal Reserve Bank.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company.  At December 31, 2013, the total approved loan commitments outstanding amounted to $3.1 million.  At the same date, commitments under unused lines of credit amounted to $30.0 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2013, totaled $117.9 million.  Based on historical data, management believes that a significant portion of maturing deposits will remain with the Company.  Investment and mortgage-backed securities totaled $54.4 million at December 31, 2013, of which $20.7 million are scheduled to mature or reprice in one year or less.  The Company anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

Bank Regulatory Capital Requirements

The following table summarizes the Bank’s total stockholder’s equity, FDIC regulatory capital, total FDIC risk-based assets, leverage and risk-based regulatory ratios at December 31, 2013.

(Dollars in Thousands)

Total stockholder’s equity or GAAP capital (Bank)	$59,370
FDIC adjustment for securities available-for-sale	253
FDIC adjustment for retirement plans	1,622
FDIC adjustment for deferred tax assets	(4,552)
FDIC tier 1 capital	56,693
Plus: FDIC tier 2 capital (1)	3,406
Total FDIC risk-based capital	$60,099

FDIC quarterly average total assets for leverage ratio	$427,850
FDIC net risk-weighted assets	271,677

FDIC leverage capital ratio	13.25%
Minimum requirement (2)	4.00% to 5.00%

FDIC risk-based capital - tier 1	20.87%
Minimum requirement	4.00%

FDIC total risk-based capital (tier 1 & 2)	22.12%
Minimum requirement	8.00%
_________________

(1)	Tier 2 capital consists entirely of the allowable portion of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets as detailed under regulations of the FDIC.

(2)	The FDIC has indicated that most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional cushion of 100 to 200 basis points. As of December 31, 2013, the Bank had not been advised of any additional requirements in this regard.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of December 31, 2013.

	Payments Due by Period
	Less Than	One to	Three to	More Then
	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)

Other Borrowings	$3,437	$—	$—	$—	$3,437
Certificates of deposit	117,868	64,541	10,623	4,054	197,086
Retirement plan obligations	661	2,416	2,621	3,796	9,494
Operating lease obligations	503	891	714	1,908	4,016
Total contractual obligations	$122,469	$67,848	$13,958	$9,758	$214,033

Based on historical data, management believes that a significant portion of maturing deposits will remain with the Company.  In the event the maturing deposits do not remain with the Company, its liquidity policy provides for additional liquidity sources which include Federal Home Loan Bank Advances, the sale of available for sale securities, the sale of mortgage loans, securities repurchase agreements, the utilization of loan participations, marketing campaigns for new deposits, brokered deposits, and overnight funds.

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

	At December 31,
	2013	2012
	(Dollars in thousands)

Commitments to extend credit:(1)
Future loan commitments	$3,067	$10,403
Undisbursed construction loans	11,175	8,764
Undisbursed home equity lines of credit	4,260	4,550
Undisbursed commercial lines of credit	14,343	12,055
Overdraft protection lines	184	192
Standby letters of credit	1,512	888
Total Commitments	$34,541	$36,852

(1)
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Asset and Liability Management

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap”, provides an indication of the extent to which a bank’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. Alliance Bank’s one year gap position at December 31, 2013 was a negative 24.0% primarily due to the $117.9 million of certificate accounts which mature during the one year period subsequent to December 31, 2013.

Based on historical data, management believes that a significant portion of maturing deposits will remain with the Company.  In the event the maturing deposits do not remain with the Company, its liquidity policy provides for additional liquidity sources which include Federal Home Loan Bank Advances, the sale of available for sale securities, the sale of mortgage loans, securities repurchase agreements, the utilization of loan participations, marketing campaigns for new deposits, brokered deposits, and overnight funds.

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

The following table summarizes the anticipated maturities or repricing of Alliance Bank’s interest-earning assets and interest-bearing liabilities as of December 31, 2013 based on the information and assumptions set forth in the footnotes below.

		Over	Over 3	Over 5
		1 Year	Years	Years
	1 Year	to 3	to 5	to 15	Over 15
	or Less	Years	Years	Years	Years	Total

	(Dollars in thousands)
Interest-earning assets
Loans receivable(1)	$45,204	$41,962	$41,741	$143,685	$29,032	$301,624
Mortgage-backed securities(2)	1,848	567	173	1,065	1,046	4,699
Investment securities(3)	18,852	2,200	5,122	18,337	5,168	49,679
Other interest-earning assets	45,224	—	—	—	—	45,224
Total interest-earning assets	111,128	44,729	47,036	163,087	35,246	401,226
Interest-bearing liabilities
Savings accounts(4)	10,439	10,439	10,440	10,440	10,440	52,198
NOW accounts	53,252	—	—	—	—	53,252
Money market deposit accounts	26,433	—	—	—	—	26,433
Certificate accounts	117,868	64,542	10,622	4,054	—	197,086
Borrowed money	5,169	—	—	—	—	5,169
Total interest-bearing liabilities	213,161	74,981	21,062	14,494	10,440	334,138
Repricing GAP during the period	(102,033)	(30,252)	25,974	148,593	24,806	67,088
Cumulative GAP	$(102,033)	$(132,285)	$(106,311)	$42,282	$67,088
Ratio of GAP during the period to total assets	(24.0)%	(7.1)%	6.1%	34.9%	5.8%
Ratio of cumulative GAP to total assets	(24.0)%	(31.1)%	(25.0)%	9.9%	15.8%
____________

(1)
Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are contractually due to mature. Fixed-rate loans are included in the period in which they are contractually due to mature. Balances have been reduced by $1.5 million for nonaccrual loans at December 31, 2013.

(2)	Reflects the expected average life of the mortgage-backed security.
(3)	Reflects repricing or contractual maturity with respect to investment securities.
(4)	For savings accounts, which totaled $52.2 million at December 31, 2013, assumes a decay rate of 20% per period.

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

The table below sets forth as of December 31, 2013, the estimated changes in our NPV that would result from designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rates changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of December 31, 2013
			Percentage
Change in Interest		Dollar Change	Change from
Rates (Basis Points)(1)	Amount	from Base	Base
	(Dollars in thousands)
+300	$52,982	$(11,025)	(17.2)%
+200	57,355	(6,651)	(10.4)
+100	61,451	(2,556)	(4.0)
Flat	64,007	—	—
-100	61,485	(2,522)	(3.9)
-200	59,489	(4,517)	(7.1)
____________

(1)	Assumes an instantaneous uniform change in interest rates. One basis point equals 0.01%.

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2013.

Change in Interest Rates in	Net Interest
Basis Points (Rate Shock)	Income	$ Change	% Change
	(Dollars in thousands)
+300	$14,588	$(228)	(1.5)%
+200	14,758	(58)	(0.4)
+100	14,881	65	0.4
Flat	14,816	—	—
-100	15,373	557	3.8
-200	15,315	499	3.4

The above table indicates that as of December 31, 2013, in the event of an immediate and sustained 200 basis point increase in interest rates, our net interest income for the 12 months ending December 31, 2014 would be expected to decrease by $161,000 or 1.1% to $14.8 million.

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

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”   This amendment addresses the financial statement presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “ Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220). ” The amendments in this update aim to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this Update did not have a material effect on the Company’s consolidated financial statements and the Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data.

Tel: 215-564-1900 Fax: 215-564-3940 www.bdo.com	1801 Market Street, Suite 700 Ten Penn Center Philadelphia, PA 19103

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Alliance Bancorp, Inc. of Pennsylvania
Broomall, Pennsylvania

We have audited the accompanying consolidated statement of financial condition of Alliance Bancorp, Inc. of Pennsylvania and its subsidiaries (collectively the “Company”) as of December 31, 2013 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bancorp, Inc. of Pennsylvania and its subsidiaries at December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/BDO USA, LLP

Philadelphia, Pennsylvania
March 19, 2014

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms. BDO is the brand name for the BDO network and for each of the BDO Member Firms.

Report of Independent Registered Public Accounting Firm

Board of Directors and
Stockholders of Alliance Bancorp, Inc. of Pennsylvania

We have audited the accompanying consolidated statement of financial condition of Alliance Bancorp, Inc. of Pennsylvania and subsidiaries (“the Company”) as of December 31, 2012 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bancorp, Inc. of Pennsylvania and subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ParenteBeard LLC

Pittsburgh, Pennsylvania
March 22, 2013

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Financial Condition

	December 31,	December 31,
	2013	2012

Assets
Cash and cash due from depository institutions	$1,529,727	$984,043
Interest bearing deposits with depository institutions	43,694,283	111,320,893
Total cash and cash equivalents	45,224,010	112,304,936
Investment securities available for sale	21,321,240	8,999,740
Mortgage-backed securities available for sale	4,698,480	7,523,931
Investment securities held to maturity (fair value - 2013, $28,402,334; 2012, $26,525,426)	28,357,846	25,325,160
Loans receivable - net of allowance for loan losses - 2013, $4,242,600; 2012, $4,918,952	298,877,281	278,875,991
Accrued interest receivable	1,465,235	1,502,392
Premises and equipment – net	2,036,033	2,688,294
Other real estate owned (OREO)	3,190,900	2,091,780
Federal Home Loan Bank (FHLB) stock-at cost	647,000	1,338,100
Bank owned life insurance	12,451,196	12,154,683
Deferred tax asset – net	5,673,376	6,050,717
Other prepaid expenses and assets	1,559,373	2,059,099

Total Assets	$425,501,970	$460,914,823

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$16,408,743	$16,243,096
Interest bearing deposits	328,969,454	354,793,631
Total deposits	345,378,197	371,036,727
Other borrowings	3,436,766	3,260,533
Accrued expenses and other liabilities	6,518,484	6,615,277
Total Liabilities	355,333,447	380,912,537

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common stock, $.01 par value; shares authorized – 50,000,000 shares issued - 5,474,437; shares outstanding - 2013, 4,467,304; 2012, 5,201,734	54,747	54,747
Additional paid-in capital	56,585,226	56,342,788
Retained earnings	32,673,120	32,273,617
Common stock acquired by benefit plans	(2,957,306)	(3,561,708)
Accumulated other comprehensive loss	(1,874,695)	(1,675,419)
Treasury stock, at cost: 2013, 1,007,133 shares; 2012, 272,703 shares	(14,312,569)	(3,431,739)
Total Stockholders’ Equity	70,168,523	80,002,286

Total Liabilities and Stockholders’ Equity	$425,501,970	$460,914,823

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2013	2012

Interest and Dividend Income
Loans, including fees	$15,204,664	$15,616,208
Mortgage-backed securities	227,821	368,229
Investment securities:
Taxable	150,773	226,204
Tax – exempt	825,112	944,801
Dividends	6,907	3,094
Balances due from depository institutions	196,443	250,337
Total interest and dividend income	16,611,720	17,408,873

Interest Expense
Deposits	2,453,245	3,202,317
Other borrowings	6,185	7,551
Total interest expense	2,459,430	3,209,868

Net Interest Income	14,152,290	14,199,005
Provision for Loan Losses	900,000	1,025,000
Net Interest Income After Provision for Loan Losses	13,252,290	13,174,005

Other Income
Service charges on deposit accounts	250,605	250,176
Other fee income	192,509	202,321
Gain on sale of OREO, net	8,763	326,283
Increase in cash surrender value of bank owned life insurance	296,513	312,319
Rental income from OREO	28,172	39,431
Gain on sale of premise and equipment	—	805,817
Other	540	679
Total other income	777,102	1,937,026

Other Expenses
Salaries and employee benefits	6,944,570	6,859,668
Occupancy and equipment	1,863,621	1,824,123
FDIC deposit insurance premiums	299,377	398,241
Advertising and marketing	383,908	413,523
Professional fees	770,121	568,885
Loan and OREO expense	119,678	198,117
Directors’ fees	230,650	235,550
Provision for loss on OREO	117,780	301,830
Other	1,131,771	1,110,490
Total other expenses	11,861,476	11,910,427

Income Before Income Tax Expense	2,167,916	3,200,604

Income Tax Expense	760,000	659,000

Net Income	$1,407,916	$2,541,604

Basic Earnings per Share	$0.29	$0.48

Dilutive Earnings per Share	$0.29	$0.48

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2013	2012

Net Income	$1,407,916	$2,541,604

Other Comprehensive Income (Loss)
Additional minimum liability for Retirement Plans- net of tax expense (benefit) - 2013, $201,180; 2012, $(77,546);	390,528	(150,529)
Unrealized loss on securities net of tax benefit -2013, $(303,839; 2012, $(91,044)	(589,804)	(176,734)

Total Other Comprehensive Loss	(199,276)	(327,263)

Comprehensive Income	$1,208,640	$2,214,341

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2013 and 2012

				Common
				Stock	Accumulated
		Additional		Acquired by	Other		Total
		Paid-in	Retained	Benefit	Comprehensive	Treasury	Stockholders’
	Common Stock	Capital	Earnings	Plans	Loss	Stock	Equity
Balance, January 1, 2012	$54,747	$56,175,696	$30,818,973	$(2,705,981)	$(1,348,156)	$—	$82,995,279
ESOP shares committed to be released		5,000		153,600			158,600
Net income			2,541,604				2,541,604
Dividends declared ($0.20 per share)			(1,086,960)				(1,086,960)
Stock-based compensation (stock options)		162,092					162,092
Stock-based compensation (restricted stock)				445,308			445,308
Common stock acquired by 2011 Trust (124,477 shares)				(1,454,635)			(1,454,635)
Acquisition of treasury stock (272,703 shares)						(3,431,739)	(3,431,739)
Other comprehensive loss					(327,263)		(327,263)

Balance, December 31, 2012	$54,747	$56,342,788	$32,273,617	$(3,561,708)	$(1,675,419)	$(3,431,739)	$80,002,286

Tax adjustment for restricted stock vesting		52,000					52,000
ESOP shares committed to be released		23,000		153,600			176,600
Net income			1,407,916				1,407,916
Dividends declared ($0.20 per share)			(1,008,413)				(1,008,413)
Stock-based compensation (stock options)		167,438					167,438
Stock-based compensation (restricted stock)				450,802			450,802
Acquisition of treasury stock (734,430 shares)						(10,880,830)	(10,880,830)
Other comprehensive loss					(199,276)		(199,276)

Balance, December 31, 2013	$54,747	$56,585,226	$32,673,120	$(2,957,306)	$(1,874,695)	$(14,312,569)	$70,168,523

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012
Cash Flow From Operating Activities
Net income	$1,407,916	$2,541,604
Adjustments to reconcile net income to cash provided by operating activities:
Provision for:
Loan losses	900,000	1,025,000
Depreciation and amortization	600,456	504,591
Write down of OREO	117,780	301,830
Stock-based compensation expense	846,840	766,000
Deferred tax expense (benefit)	480,000	(39,569)
Gain on the sale of premises and equipment	—	(805,817)
Gain on the sale of OREO	(8,763)	(326,283)
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	(172,259)	(177,847)
Prepaid expenses and other assets	499,726	1,445,016
Increase in cash surrender value of bank owned life insurance	(296,513)	(312,319)
Accrued interest receivable	37,157	163,658
Net cash provided by operating activities	4,412,340	5,085,864

Cash Flow From Investing Activities
Purchase of investment securities-available for sale	(26,000,000)	(17,000,000)
Purchase of investment securities-held to maturity	(4,845,000)	(6,890,000)
Loans originated and acquired	(85,267,469)	(67,581,828)
Proceeds from maturities and calls of investment securities	14,812,314	34,733,626
Redemption of FHLB stock	691,100	548,700
Principal repayments of:
Loans	61,981,279	68,535,917
Mortgage-backed securities	2,610,308	3,587,297
Purchase of premises and equipment	(325,911)	(778,589)
Investment in OREO	—	(486,000)
Proceeds from the sale of premises and equipment	1,044,890	2,852,554
Proceeds from the sale of OREO	1,176,763	5,447,533
Net cash (used in) provided by investing activities	(34,121,726)	22,969,210

Cash Flow From Financing Activities
Dividends paid	(1,008,413)	(1,086,960)
Decrease in deposits	(25,658,530)	(5,011,190)
Purchase of treasury stock	(10,880,830)	(3,431,739)
Acquisition of stock by benefit plans	—	(1,454,635)
Increase (decrease) in other borrowings	176,233	(617,812)
Net cash used in financing activities	(37,371,540)	(11,602,336)

(Decrease) Increase in Cash and Cash Equivalents	(67,080,926)	16,452,738
Cash and Cash Equivalents, Beginning of Year	112,304,936	95,852,198
Cash and Cash Equivalents, End of Year	$45,224,010	$112,304,936

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$2,459,248	$3,209,873
Income taxes	$296,606	$—

Supplemental Schedule of Noncash Financing and Investing Activities:
Other real estate acquired in settlement of loans	$2,384,900	$4,441,710
Deferred gain on sale of premises and equipment	$667,174	$—

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

The Company has evaluated events and transactions occurring subsequent to December 31, 2013, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation - The consolidated financial statements of the Company include the accounts of the Bank and its three wholly-owned subsidiaries, Alliance Delaware Corp., Alliance Financial and Investment Services LLC, and 908 Hyatt Street LLC.  Alliance Delaware Corp. holds and manages certain investment securities.  Alliance Financial and Investment Services LLC, which is currently inactive, was formed to participate in commission fees from non-insured investment products.  908 Hyatt Street LLC was formed to own and manage certain real estate properties.  As of December 31, 2013 and 2012, there were seven and no properties held by 908 Hyatt Street LLC, respectively.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities.  It also requires the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, liability and expense of employee benefit obligations, and evaluation of securities for other than temporary impairment.

Segment Information – The Company has no reportable segments.  All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others.  For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk.

The Company operates only in the U.S. domestic market, primarily in Pennsylvania’s Delaware and Chester Counties.  For the years ended December 31, 2013 and 2012, there was no one customer that accounted for more than 10% of the Company’s revenue.

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with maturities of 90 days or less,   with depository institutions.  As of December 31, 2013 and 2012, the Bank’s minimum required reserve balance with the Federal Reserve Bank was approximately $770,000 and $511,000, respectively.

Investment and Mortgage-Backed Securities - The Company classifies and accounts for debt and equity securities as follows:

⋅
Securities Held to Maturity - Securities held to maturity are stated at cost, adjusted for unamortized purchase premiums and discounts, based on the positive intent and the ability to hold these securities to maturity considering all reasonably foreseeable conditions and events.

⋅
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

Loans Receivable-Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan.  Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.  The loans receivable portfolio consists of single-family real estate loans, multi-family real estate loans, commercial real estate loans, land and construction real estate loans, commercial business loans, and consumer loans.

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

Single-family real estate loans involve certain risks such as interest rate risk and risk of non repayment.  Adjustable-rate single family real estate loans decreases the interest rate risk to the Company that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default.  At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.  Repayment risk can be affected by job loss, divorce, illness and personal bankruptcy or the borrower.

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

The Company does not separately identify consumer loans unless such loans are the subject of a troubled debt restructuring agreement.  Large groups of these smaller balance homogeneous loans are collectively evaluated for impairment.

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

Bank-Owned Life Insurance - The Bank is the beneficiary of insurance policies on the lives of certain officers of the Bank. The Bank has recognized the amount of the policy cash surrender value that could be realized under the insurance policies as an asset in the consolidated statements of financial condition.

Premises and Equipment – Land is carried at cost. Premises and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the expected useful lives of the related assets which range from two to 40 years.  Amortization of leasehold improvements is computed using the straight-line method over the shorter of the useful lives of the improvements or the remaining lease term.  The costs of maintenance and repairs are expensed as they are incurred, and renewals and betterments are capitalized.

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

The Bank accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.  As of December 31, 2013, the Company believes it has no uncertain tax positions.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.  The Company’s federal income and state tax returns for taxable years through December 31, 2009 have been closed for purposes of examination by the Internal Revenue Service and Pennsylvania Department of Revenue.

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

Employee Benefit Plans- The Company’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Company may elect to match employee contributions, as a profit sharing payment, up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors. The Company’s profit sharing contribution related to the plan resulted in expenses of $75,000 and $120,000 for 2013, and 2012, respectively.

The Company also maintains a Supplemental Executive Retirement Plan and a Retirement Income Plan (the “Plans”). The accrued amount for the Plans included in other liabilities was $4.0 million and $3.9 million at December 31, 2013 and 2012, respectively. The expense associated with the Plans for the years ended December 31, 2013, and 2012 was $288,000, and $243,000, respectively.

Advertising Costs- The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising costs were approximately $384,000 and $414,000 for the years ended December 31, 2013 and December 31, 2012, respectively.

Earnings per Share – Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”) using the treasury stock method. CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. CSE’s for which the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS, and, accordingly, are excluded from the calculation.  There were 55,750 and 290,250 anti-dilutive stock options outstanding at December 31, 2013 and December 31, 2012, respectively.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation.

	For the Years
	Ended December 31,
	2013	2012

Net Income	$1,407,916	$2,541,604

Weighted average shares outstanding	5,009,281	5,413,892
Adjusted average unearned ESOP shares	(155,635)	(164,348)
Weighted average shares outstanding – basic	4,853,646	5,249,544
Effect of dilutive common stock equivalents	73,562	35,327
Adjusted weighted average shares outstanding-dilutive	4,927,208	5,284,871

Basic earnings per share	$0.29	$0.48
Dilutive earnings per share	$0.29	$0.48

Other Comprehensive Income (Loss) – The Company is required to present, as a component of comprehensive income, the amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders’ equity.

The components of accumulated other comprehensive loss, net of income tax benefits, are as follows:

	December 31,	December 31,
	2013	2012

Net unrealized (loss) gain on available for sale securities	$(252,831)	$336,973
Net unrealized loss on retirement plans	(1,621,864)	(2,012,392)
Total accumulated other comprehensive loss	$(1,874,695)	$(1,675,419)

Recent Accounting Pronouncements – In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”   This amendment addresses the financial statement presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “ Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220). ” The amendments in this update aim to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this Update did not have a material effect on the Company’s consolidated financial statements and the Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.

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

	December 31, 2013
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of Federal Home Loan Bank:
Due after 1 year through 5 years	$3,000,000	$—	$(39,010)	$2,960,990
Due after 5 years through 10 years	5,000,000	—	(247,870)	4,752,130
Due after 10 years	4,000,000	—	(176,480)	3,823,520

Total	$12,000,000	$—	$(463,360)	$11,536,640

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of FHLMC:
Due after 1 year through 5 years	$2,000,000	$1,680	$(6,850)	$1,994,830

Total	$2,000,000	$1,680	$(6,850)	$1,994,830

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$5,000,000	$580	$(20,700)	$4,979,880
Due after 10 years	3,000,000	—	(190,110)	2,809,890

Total	$8,000,000	$580	$(210,810)	$7,789,770

	December 31, 2013
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due in 1 year or less	$1,435,196	$1,707	—	$1,436,903
Due after 1 years through 5 years	6,227,714	32,026	(12,188)	6,247,552
Due after 5 years through 10 years	6,152,302	23,159	(183,666)	5,991,795
Due after 10 years	14,542,634	273,122	(89,672)	14,726,084

Total	$28,357,846	$330,014	$(285,526)	$28,402,334

	December 31, 2012
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 5 years through 10 years	$4,000,000	$920	$(3,900)	$3,997,020

Total	$4,000,000	$920	$(3,900)	$3,997,020

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$3,000,000	$2,060	$—	$3,002,060
Due after 10 years	2,000,000	660	—	2,000,660

Total	$5,000,000	$2,720	$—	$5,002,720

	December 31, 2012
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due in 1 year or less	$190,555	$—	(14)	$190,541
Due after 1 years through 5 years	2,994,234	52,797	(2,173)	3,044,858
Due after 5 years through 10 years	4,893,853	108,123	—	5,001,976
Due after 10 years	17,246,518	1,044,136	(2,603)	18,288,051

Total	$25,325,160	$1,205,056	$(4,790)	$26,525,426

Included in obligations of U.S. Government agencies at December 31, 2013 and December 31, 2012, were $20.3 million and $9.0 million, respectively, of structured notes.   These structured notes were comprised of step-up bonds that provide the U.S. Government agencies with the right, but not the obligation, to call the bonds on certain dates.

There were no investment securities sold by the Company in 2013 or 2012.  Investment securities with an aggregate carrying value of $5.7 million and $4.0 million were pledged as collateral for certain deposits at December 31, 2013 and 2012, respectively.

The following table shows the fair value and unrealized losses on investments, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities Available for Sale
U.S. Government obligations	$19,318,980	$681,020	$—	$—	$19,318,980	$681,020

Securities Held to Maturity
Municipal obligations	$10,209,969	$245,262	$427,312	$40,264	$10,637,281	$285,526

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities Available for Sale
U.S. Government obligations	$1,996,100	$3,900	$—	$—	$1,996,100	$3,900
Mortgage-backed securities	2,820	13	—	—	2,820	13

Total securities available for sale	$1,998,920	$3,913	$—	$—	$1,998,920	$3,913

Securities Held to Maturity
Municipal obligations	$1,718,606	$4,790	$—	$—	$1,718,606	$4,790

As of December 31, 2013, management believes that the estimated fair values of the securities disclosed above are primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. As of December 31, 2013, there were 14 U.S. government obligations, no mortgage-backed securities, and 15 municipal securities in an unrealized loss position.  Of the securities in an unrealized loss position at December 31, 2013, there was one municipal security in an unrealized loss position for twelve months or longer.   The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of December 31, 2013 represents an other-than-temporary impairment.

4.     Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$1,108,979	$79,972	—	$1,188,951
FHLMC pass-through certificates	1,179,561	102,355	—	1,281,916
FNMA pass-through certificates	2,114,257	113,356	$—	2,227,613

Total	$4,402,797	$295,683	$—	$4,698,480

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$1,287,235	$102,862	—	$1,390,097
FHLMC pass-through certificates	2,085,814	161,082	—	2,246,896
FNMA pass-through certificates	3,640,056	246,895	$(13)	3,886,938

Total	$7,013,105	$510,839	$(13)	$7,523,931

At December 31, 2013 and 2012, the Company had $-0- and $3.0 million, respectively, in mortgage-backed securities pledged for certain customer deposits of the Company.  There were no sales of mortgage-backed securities in 2013 or 2012.

5.     Loans Receivable, Related Allowance for Loan Losses, and Credit Quality

Loans receivable consist of the following:

	December 31,
	2013	2012
Real estate loans:
Single-family	$124,222,742	$126,675,556
Multi-family	22,181,608	20,934,801
Commercial	122,813,820	111,309,465
Land and construction	19,792,113	10,654,394
Commercial business	10,403,004	9,851,651
Consumer	4,495,150	5,348,187
Total loans receivable	303,908,437	284,774,054
Less:
Deferred fees	(788,557)	(979,111)
Allowance for loan losses	(4,242,600)	(4,918,952)
Loans receivable - net	$298,877,280	$278,875,991

The Company originates loans to customers located primarily in Southeastern Pennsylvania. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

From time to time the Company will grant loans to directors and executive officers of the Bank and Company.  These loans are made under the same terms and underwriting standards as to any other customer.  There were outstanding balances of $503,000 and $429,000 of these loans at December 31, 2013 and December 31, 2012, respectively.  During 2013, there were $135,000 in new loans and lines of credit issued to directors and executive officers, $64,000 in principal repayments, and $3,000 advances on existing lines of credit. Unused lines of credit to directors and executive officers at December 31, 2013 and December 31, 2012, were $287,000 and $303,000, respectively.

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2013:

							Loans
							Receivable
							Greater
							Than
							90 Days
		60-89	90 or			Total	Past Due
	30-59 Days	Days	More	Total		Loans	and
	Past Due	Past Due	Days	Past Due	Current	Receivable	Accruing
Real estate:
Single-family	$531,900	$158,770	$1,390,066	$2,080,736	$122,142,066	$124,222,742	$638,325
Multi-family	—	—	—	—	22,181,608	22,181,608	—
Commercial	455,132	197,971	744,069	1,397,172	121,416,648	122,813,820	—
Land and construction	—	—	—	—	19,792,113	19,792,113	—
Commercial business	64,188	—	—	64,188	10,338,816	10,403,004	—
Consumer	122,564	89,550	411,526	623,640	3,871,510	4,495,150	411,526
Total	$1,173,784	$446,291	$2,545,661	$4,165,736	$299,742,701	$303,908,437	$1,049,851

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2012:

							Loans
							Receivable
							Greater
							Than
							90 Days
		60-89	90 or			Total	Past Due
	30-59 Days	Days	More	Total		Loans	and
	Past Due	Past Due	Days	Past Due	Current	Receivable	Accruing
Real estate:
Single-family	$1,723,477	$495,977	$2,406,739	$4,626,193	$122,049,363	$126,675,556	$1,742,432
Multi-family	—	—	—	—	20,934,801	20,934,801	—
Commercial	2,154,532	275,975	2,873,408	5,303,915	106,005,550	111,309,465	—
Land and construction	—	—	—	—	10,654,394	10,654,394	—
Commercial business	—	—	—	—	9,851,651	9,851,651	—
Consumer	147,618	123,592	323,767	594,977	4,753,210	5,348,187	323,676
Total	$4,025,627	$895,544	$5,603,914	$10,525,085	$274,248,969	$284,774,054	$2,066,108

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of December 31, 2013:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate:
Single-family	$122,472	$361	$1,390	$—	$124,223
Multi-family	22,181	—	—	—	22,181
Commercial	113,920	1,479	7,415	—	122,814
Land and construction	19,792	—	—	—	19,792
Commercial business	10,403	—	—	—	10,403
Consumer	4,495	—	—	—	4,495
Total	$293,263	$1,840	$8,805	$—	$303,908

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of December 31, 2012:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate:
Single-family	$122,821	$1,409	$2,446	$—	$126,676
Multi-family	17,120	—	3,815	—	20,935
Commercial	101,911	2,680	6,718	—	111,309
Land and construction	10,654	—	—	—	10,654
Commercial business	9,852	—	—	—	9,852
Consumer	5,348	—	—	—	5,348
Total	$267,706	$4,089	$12,979	$—	$284,774

The following table presents nonaccrual loans by classes of the loan portfolio.

	December 31,
(Dollars in thousands)	2013	2012
Real estate:
Single-family	$752	$664
Multi-family	—	—
Commercial	744	2,873
Land and construction	—	—
Commercial business	—	—
Consumer	—	—
Total non-accruing loans	$1,496	$3,537
If the Company’s $1.5 million of non-accruing loans at December 31, 2013 had been current in accordance with their terms during 2013, the gross income on such loans would have been approximately $69,000 for 2013.  The Company actually recorded $19,000 in interest income on such loans for 2013.  If the Company’s $3.5 million of non-accruing loans at December 31, 2012 had been current in accordance with their terms during 2012, the gross income on such loans would have been approximately $148,000 for 2012.  The Company actually recorded $46,000 in interest income on such loans for 2012.

The following table presents the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the year ended December 31, 2013:

	Single	Multi
	Family	Family
	Real	Real	Commercial	Land and		Commercial
(Dollars in thousands)	Estate	Estate	Real Estate	Construction	Consumer	Business	Total
Allowance for loan losses for the year ended December 31, 2013:
Beginning balance	$1,027	$623	$2,674	$352	$18	$225	$4,919
Charge-offs	(458)	(359)	(813)	—	(7)	—	(1,637)
Recoveries	19	—	7	30	5	—	61
Provisions	245	40	391	236	(2)	(10)	900
Ending balance	$833	$304	$2,259	$618	$14	$215	$4,243
Allowance for loan losses:
Ending balance	$833	$304	$2,259	$618	$14	$215	$4,243
Ending balance:
individually evaluated for impairment	$18	$—	$526	$—	$—	$—	$544
Ending balance:
collectively evaluated for impairment	$815	$304	$1,733	$618	$14	$215	$3,699
Ending balance:
loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans receivable:
Ending balance	$124,223	$22,181	$122,814	$19,792	$4,495	$10,403	$303,908
Ending balance:
individually evaluated for impairment	$552	$—	$8,895	$—	$—	$—	$9,447
Ending balance:
collectively evaluated for impairment	$123,671	$22,181	$113,919	$19,792	$4,495	$10,403	$294,461
Ending balance:
loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The following table presents the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the year ended December 31, 2012:

	Single	Multi
	Family	Family
	Real	Real	Commercial	Land and		Commercial
(Dollars in thousands)	Estate	Estate	Real Estate	Construction	Consumer	Business	Total
Allowance for loan losses for the year ended December 31, 2012:
Beginning balance	$693	$234	$2,289	$525	$20	$239	$4,000
Charge-offs	(42)	—	(59)	(440)	(9)	—	(550)
Recoveries	10	—	12	420	2	—	444
Provisions	366	389	432	(153)	5	(14)	1,025
Ending balance	$1,027	$623	$2,674	$352	$18	$225	$4,919
Allowance for loan losses:
Ending balance	$1,027	$623	$2,674	$352	$18	$225	$4,919
Ending balance:
individually evaluated for impairment	$8	$436	$866	$—	$—	$—	$1,310
Ending balance:
collectively evaluated for impairment	$1,019	$187	$1,808	$352	$18	$225	$3,609
Ending balance:
loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans receivable:
Ending balance	$126,676	$20,935	$111,309	$10,654	$5,348	$9,852	$284,774
Ending balance:
individually evaluated for impairment	$191	$3,815	$8,940	$—	$—	$—	$12,946
Ending balance:
collectively evaluated for impairment	$126,485	$17,120	$102,369	$10,654	$5,348	$9,852	$271,828
Ending balance:
loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the year ended December 31, 2013:

					Interest
					Income
		Unpaid		Average	Recognized
	Recorded	Principal	Related	Recorded	While
(Dollars in Thousands)	Investment	Balance	Allowance	Investment	Impaired
With no related allowance recorded:
Real estate:
Single-family	$361	$361	$—	$361	$13
Commercial	$3,835	$4,263	$—	$3,411	$239

With an allowance recorded:
Real estate:
Single-family	$191	$191	$18	$191	$12
Commercial	$5,060	$5,187	$526	$4,759	$198

Total:
Real estate:
Single-family	$552	$552	$18	$552	$25
Commercial	$8,895	$9,450	$526	$8,170	$437

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the year ended December 31, 2012:

					Interest
					Income
		Unpaid		Average	Recognized
	Recorded	Principal	Related	Recorded	While
(Dollars in Thousands)	Investment	Balance	Allowance	Investment	Impaired
With no related allowance recorded:
Real estate:
Single-family	$—	$—	$—	$—	$—
Multi-family	$—	$—	$—	$—	$—
Commercial	$898	$898	$—	$811	$46

With an allowance recorded:
Real estate:
Single-family	$191	$191	$8	$48	$1
Multi-family	$3,815	$3,815	$436	$3,351	$111
Commercial	$8,042	$8,042	$866	$7,435	$337

Total:
Real estate:
Single-family	$191	$191	$8	$48	$1
Multi-family	$3,815	$3,815	$436	$3,351	$111
Commercial	$8,940	$8,940	$866	$8,246	$383

The following table summarizes information in regards to loans classified as troubled debt restructurings during the year ended December 31, 2013:

Post-Modification
		Pre-Modification	Outstanding
	Number of	Outstanding Recorded	Recorded
(Dollars in Thousands)	Contracts	Investments	Investments
Real estate:
Commercial	2	$891	$921

There were no troubled debt restructurings with a payment default, with the payment default occurring within 12 months of restructure, and payment default occurring during the year ended December 31, 2013.

At December 31, 2013, the Company had eleven loans classified as performing troubled debt restructurings consisting of two single-family loans which amounted to $361,000 and nine commercial real estate loans which amounted to $4.5 million.  The two single-family loans were classified as special mention in the Company’s allowance for loan losses and have no allowance against them.  Five of the nine commercial real estate loans, which amounted to $1.5 million are classified as special mention in the Company’s allowance for loan losses and have a $57,000 allowance against them.  Four of the nine commercial real estate loans, which amounted to $3.0 million are classified as substandard in the Company’s allowance for loan losses and have a $220,000 allowance against them.  All such loans have been performing in accordance with their restructured terms and conditions.  At December 31, 2013, the Company had one single-family nonperforming loan classified as a troubled debt restructuring in the amount of $191,000.  The single-family loan was classified as substandard in the Company’s allowance for loan losses and had a $18,000 allowance against it.  All of the troubled debt restructurings consisted of changes in interest rates and no principal was forgiven.

The following table summarizes information in regards to loans classified as troubled debt restructurings during the year ended December 31, 2012:

			Post-Modification
		Pre-Modification	Outstanding
	Number of	Outstanding Recorded	Recorded
(Dollars in Thousands)	Contracts	Investments	Investments
Real estate:
Single-family	1	$191	$191
Commercial	8	$4,016	$4,016

There were no troubled debt restructurings with a payment default, with the payment default occurring within 12 months of restructure, and payment default occurring during the year ended December 31, 2012.

At December 31, 2012, the Company had one single-family loan with a carrying value of $191,000, two multi-family loans with a carrying value of $3.8 million, and eleven commercial real estate loans with a carrying value of $5.3 million classified as troubled debt restructurings.  The one single-family loan was classified as substandard in the Company’s allowance for loan losses and had an $8,000 allowance against it.  The two multi-family loans are to one borrower, were classified as substandard in the Company’s allowance for loan losses, and have $436,000 of allowances against them.  The eleven commercial real estate loans are to four borrowers and have $557,000 of allowances against them.  Eight of the eleven commercial real estate loans are to two borrowers and are classified as special mention in the Company’s allowance for loan losses.  Three of the eleven commercial real estate loans are classified as substandard in the Company’s allowance for loan losses.  All of the troubled debt restructurings consisted of changes in interest rates and no principal was forgiven.

6.	Premises and Equipment

Premises and equipment are summarized by major classifications as follows:

	Estimated
	Useful	December 31,
	Life in Years	2013	2012

Land	Indefinite	$125,014	$125,014
Buildings	40	4,711,536	5,277,296
Furniture and fixtures	2-7	6,039,714	6,153,699

Total		10,876,264	11,556,009
Accumulated depreciation		(8,840,231)	(8,867,715)

Net		$2,036,033	$2,688,294

Depreciation and amortization expense for the years ended December 31, 2013 and 2012 amounted to $600,000 and $505,000, respectively.

In December 2013, the Company sold a branch building and at the time of settlement entered into an operating lease for the building.  Due to the sales-leaseback nature of the transaction, the Company deferred a $667,000 gain on the sale.  Beginning January 2014, the deferred gain will be recognized in income by the straight line method over a 12 year period as a reduction in rent expense.

7.	Deposits

Deposits consist of the following major classifications:

	December 31,
	2013		2012
	Amount	Percent	Amount	Percent

Money market deposit accounts	$26,433,484	7.6%	$28,056,688	7.5%
Passbook and statement savings accounts	52,197,435	15.1	50,283,805	13.5
Certificates of less than $100,000	144,064,208	41.7	163,558,327	44.1
Certificates of $100,000 or more	53,022,110	15.4	58,501,459	15.8
NOW accounts	53,252,217	15.4	54,393,352	14.7
Non-interest bearing accounts	16,408,743	4.8	16,243,096	4.4

Total	$345,378,197	100.0%	$371,036,727	100.0%

The weighted average cost of interest bearing deposits was 0.72% and 0.87% at December 31, 2013 and 2012, respectively.

A summary of certificates by scheduled maturity was as follows:

	December 31, 2013
	Amount	Percent

2014	$117,868,024	59.8%
2015	42,022,252	21.3%
2016	22,519,421	11.4%
2017	7,156,278	3.6%
2018	3,466,743	1.8%
Thereafter	4,053,600	2.1%
Total	$197,086,318	100.0%

A summary of interest expense on deposits was as follows:

	Year Ended December 31,
	2013	2012

Money market deposit accounts	$60,752	$87,643
Other savings deposits	102,704	111,073
Certificates of less than $100,000	1,285,949	2,113,557
Certificates of $100,000 or more	886,498	772,196
NOW accounts	117,342	117,848
Total	$2,453,245	$3,202,317

8.	Borrowings

At December 31, 2013 and 2012, the Company had other borrowings of $3.4 million and $3.3 million, respectively.  Other borrowings consists of non-FDIC insured customer sweep investments.

The FHLB offers an alternative to regular repurchase agreements.  The terms are variable from overnight to one year and utilizes mortgage loans as collateral in lieu of liquidity items such as government securities for collateral.  The Company’s unused credit line with the FHLB amounted to approximately $20.0 million at both December 31, 2013 and 2012, respectively.  In addition to the $20.0 million credit line with the FHLB, the Company had the ability to borrow an additional $152.7 million at December 31, 2013.

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

Retained earnings at both December 31, 2013 and 2012 included approximately $7.1 million, representing bad debt deductions, for which no deferred income taxes have been provided.

The Company has no liability recorded related to unrecognized tax positions.  No expense has been recorded or accrued for interest or penalties.

The Company files income tax returns in the U.S. Federal jurisdiction and in Pennsylvania. With limited exception, the Company is no longer subject to U.S. Federal and Pennsylvania examinations by tax authorities before 2010.

The tax effect of temporary differences that give rise to significant portions of the deferred tax accounts, calculated at 34%, is as follows:

	December 31,
	2013	2012
Deferred tax assets:
Depreciation and amortization	$287,300	$215,560
Allowance for loan losses	1,442,620	1,672,460
Additional minimum liability for retirement plans	835,509	1,036,689
Supplemental retirement benefits	1,355,240	1,311,040
Deferred gain on the sale of premises and equipment	227,000	—
Capital loss carryforwards	386,000	594,660
Alternative minimum tax	1,676,000	1,568,000
State tax loss carryfowards	295,000	345,000
Net unrealized loss on securities available for sale	130,246	—
Other	439,581	450,141
Total deferred tax assets	7,074,496	7,193,550

Valuation allowance	(681,000)	(345,000)

Deferred tax liabilities:
Deferred loan fees	(52,020)	(61,880)
Pension Plan	(668,100)	(562,360)
Net unrealized gain on securities available for sale	—	(173,593)
Total deferred tax liabilities	(720,120)	(797,833)

Net deferred tax asset	$5,673,376	$6,050,717

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

As of December 31, 2013, the Company had approximately $517,000, $575,000, and $44,000 of capital loss carryforwards, which result in a deferred tax asset of $386,000, expiring in 2014, 2015, and 2016, respectively. The Company recorded a full valuation allowance for these caryfowards as it is more likely than not the Company will be unable to realize these benefits.

As of December 31, 2013, the Company had approximately $4.0 million of state net operating loss carryforwards, transferred from the MHC, expiring from 2019 through 2030. The Company has recorded a full valuation allowance for these carryforwards as projected state income at the Company is not anticipated to be sufficient to realize these benefits.

The consolidated expense for income taxes consisted of the following for the years ended December 31:

	2013	2012

Current, federal	$280,000	$698,569
Deferred, federal	480,000	(39,569)

Total	$760,000	$659,000

The Company’s federal income tax expense differs from that computed at the statutory tax rate as follows:

	Year Ended December 31,
	2013		2012
		Percentage		Percentage
		of Pretax		of Pretax
	Amount	Income	Amount	Income

Expense at statutory rate	$737,091	34.0%	$1,088,205	34.0%
Adjustments resulting from:
Tax-exempt income	(280,538)	(12.9)	(321,232)	(10.0)
Increase in cash surrender value of life insurance	(100,814)	(4.7)	(106,189)	(3.3)
Valuation allowance for capital loss carryfoward	386,000	17.8	—	—
Other	18,261	0.9	(1,784)	(0.1)
Income tax expense per consolidated statements of income	$760,000	35.1%	$659,000	20.6%

10.	Commitments and Contingencies

The lending activities of the Company are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Company's Board of Directors and management.  Loan originations are obtained by a variety of sources, including referrals from real estate brokers, builders, existing customers, advertising, walk-in customers and, to a significant extent, mortgage brokers who obtain credit reports, appraisals and other documentation involved with a loan.  In most cases, property valuations are performed by independent outside appraisers.  Title and hazard insurance are generally required on all security property other than property securing a home equity loan, in which case the Company obtains a title opinion.  The majority of the Company's loans are secured by property located in its primary lending area.  The Company had approximately $3.1 million and $10.4 million in outstanding loan commitments, excluding unused lines of credit and the undisbursed portion of loans in process, at December 31, 2013 and 2012, respectively, which were expected to fund within the next three months.  Unused commitments under unused lines of credit amounted to $30.0 million and $25.6 million at December 31, 2013 and December 31, 2012, respectively.  In addition, the Company had $1.5 million and $888,000 in standby letters of credit at December 31, 2013 and 2012, respectively, which were secured by cash, marketable securities and real estate.  All commitments are issued using the Company’s current loan policies and underwriting guidelines and the breakdown between fixed-rate and adjustable-rate loans is as follows:

	December 31,
	2013	2012

Fixed-rate (ranging from 2.99% to 5.25%)	$1,867,450	$2,714,832
Adjustable-rate	1,200,000	7,688,350

Total	$3,067,450	$10,403,182

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

	At December 31,
	2013	2012

Future loan commitments	$3,067,450	$10,403,182
Undisbursed construction loans	11,175,227	8,764,399
Undisbursed home equity lines of credit	4,259,993	4,550,468
Undisbursed commercial lines of credit	14,342,668	12,055,174
Overdraft protection lines	184,383	192,349
Standby letters of credit	1,511,730	888,429
Total	$34,541,451	$36,854,001

Depending on cash flow, interest rate risk, risk management and other considerations, longer term fixed-rate residential loans may be sold in the secondary market.  There were no outstanding commitments to sell loans at December 31, 2013.

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

Expenses related to rent for office buildings for 2013 and 2012 were $461,000 and $431,000, respectively.  The Company maintains offices at eight locations, including six bank offices which it rents under leases expiring over the next 14 years.  The following is a summary of future minimum rental payments required under all operating leases as of December 31, 2013:

Year Ending December 31,

2014	$485,719
2015	485,719
2016	371,185
2017	340,745
2018	338,750
Thereafter	1,733,537
Total minimum rental payments	$3,755,655
11.          Retirement Plans

The Company has a defined benefit pension plan, a profit-sharing plan and a defined contribution plan under Section 401(k) of the Internal Revenue Code, all of which cover all full-time employees meeting certain eligibility requirements.  The plans may be terminated at any time at the discretion of the Company’s Board of Directors.

Pension expense was $289,000 and $260,000, in 2013 and 2012, respectively.  The contribution for the profit-sharing plan was $75,000 and $120,000 in 2013 and 2012, respectively.

The net pension costs for the years ended December 31, 2013 and 2012 included the following components:

	2013	2012
Net Periodic Benefit Cost
Service Cost	$295,577	$288,261
Interest Cost	261,131	236,661
Expected Return on Plan Assets	(504,112)	(417,009)
Amortization of Prior Service Cost	12,685	12,685
Amortization of Loss	223,797	139,243
Net Periodic Benefit Cost	$289,078	$259,841

Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net (gain) loss	$(202,807)	$104,401
Amortization of net loss	(223,797)	(139,243)
Amortization of prior service cost	(12,685)	(12,685)
Total recognized in other comprehensive income (loss)	$(439,289)	$(47,527)

Total recognized in net periodic benefit cost
and other comprehensive loss	$(150,211)	$212,314

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $89,614 and $12,685, respectively.

	2013	2012
Key Assumptions
Discount Rate for Net Periodic Benefit Cost	3.50%	4.00%
Salary Scale for Net Periodic Benefit Cost	2.50%	3.00%
Expected Return on Plan Assets	8.00%	8.00%

Discount Rate for Plan Obligations	4.25%	3.50%
Salary Scale for Plan Obligations	3.00%	2.50%

A summary of reconciliation and disclosure information required under FASB ASC Topic 715, Compensation-Retirement Benefits, for the defined benefit pension plan is as follows:

	2013	2012
Change in Projected Benefit Obligation
Projected Benefit Obligation at Beginning of Year	$6,656,322	$6,011,546
Service Cost	295,577	288,261
Interest Cost	261,131	236,661
Benefits paid	(195,187)	(129,037)
Actuarial Loss	579,636	248,891
Projected Benefit Obligation at End of Year	7,597,479	6,656,322

Change in Plan Assets During Year
Fair Value of Plan Assets at Beginning of Year	6,005,079	4,922,617
Actual Return on Plan Assets	1,286,555	561,499
Employer Contributions	600,000	650,000
Benefits Paid	(195,187)	(129,037)
Fair Value of Plan Assets at End of Year	7,696,447	6,005,079

Funded Status at End of Year, included in other liabilities	$98,968	$(651,243)

Benefit Obligations at End of Year
Accumulated Benefit Obligation	$6,369,762	$5,742,230

Amounts Recognized in Accumulated Other Comprehensive Loss
Net loss	$1,536,738	$1,963,342
Prior service cost	63,427	76,112
Total	$1,600,165	$2,039,454

Expected Contributions to the Trust

The Company plans to contribute $300,000 to the pension plan in 2014.

Expected Benefit Payments From the Trust

2014	$440,967
2015	108,802
2016	1,646,499
2017	319,762
2018	1,540,331
2019-2023	1,894,933

Target asset allocation for the pension plan includes equity securities ranging from 55% to 75%, debt securities ranging from 25% to 45% and cash and cash equivalents ranging from 0% to 10%.  The following table shows the asset allocation as of December 31, 2013.

		Percentage
Investment Class		of Assets
Fixed Income Investments-mutual funds	$1,896,903	24.6%
Equity Investments-mutual funds	4,994,479	64.9%
Cash and Cash Equivalents	805,065	10.5%

Fair Value as of December 31, 2013	$7,696,447	100.0%

Fixed income investments are 53.0% invested in a total return bond fund and 47.0% invested in a short term investment grade fund.  The equity investments consist of 11.5% small-cap mutual funds, 11.2% mid-cap mutual funds, 65.1% large-cap mutual funds, and 12.2% international mutual funds.

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

Cash and Cash Equivalents	$805,065	$805,065	$—	$—
Mutual Funds	6,891,382	6,891,382	—	—
Total	$7,696,447	$7,696,447	$—	$—

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

Cash and Cash Equivalents	$495,151	$495,151	$—	$—
Mutual Funds	5,509,928	5,509,928	—	—
Total	$6,005,079	$6,005,079	$—	$—

The Company has an unfunded Nonqualified Retirement and Death Benefit Agreement (the “Agreement”) with certain officers of the Company.  The purpose of the Agreement is to provide the officers with supplemental retirement benefits equal to a specified percentage of final composition and a pre-retirement death benefit if the officer does not attain the specific age requirement.   A summary of the reconciliation and disclosure information required under FASB Topic ASC 715, Compensation-Retirement Benefits, for the Agreement is as follows:

	Year Ended
	December 31,
	2013	2012
Change in benefit obligation during year
Benefit obligation at beginning of year	$4,865,765	$4,504,798
Service cost	54,821	48,238
Interest cost	198,442	177,016
Benefit payments	(158,792)	(158,792)
Actuarial (gain) loss	(117,549)	294,505
Benefit obligation at end of year	4,842,687	4,865,765

Change in plan assets during year
Fair value of plan assets at beginning of year	—	—
Employer contributions	158,792	158,792
Benefit payments	(158,792)	(158,792)
Fair value of plan assets at end of year	—	—

Funded status
Funded status (included in other liabilities)	(4,842,689)	(4,865,765)
Unrecognized net loss	857,209	1,009,627
Unrecognized prior service cost	—	—
Net liability recognized	$(3,985,480)	$(3,856,138)

Change in accumulated other comprehensive loss
Accumulated other comprehensive loss at beginning of year	$1,009,627	$734,025
Amortization of net loss	34,870	18,903
Actuarial gain (loss)	117,549	(294,505)
Amortization of prior service cost	—	—
Net change in other comprehensive loss	(152,419)	275,602
Accumulated other comprehensive loss at end of year	$857,208	$1,009,627

Expected cash-flow information for years after current fiscal year
2014		$219,574
2015		280,973
2016		380,212
2017		380,212
2018		380,212
2019-2023		1,901,060

82

	2013	2012
Net periodic benefit cost
Service cost	$54,821	$48,238
Interest cost	198,443	177,016
Amortization of prior service cost	—	—
Amortization of net loss	34,870	18,902
Net periodic benefit cost	$288,134	$244,156

Key Assumptions
Discount rate during the year	4.00%	4.00%
Discount rate at end of year	4.00%	4.00%

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

As the debt is repaid, shares are released from collateral and allocated to qualified employees.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense for the ESOP for the years ended December 31, 2013 and December 31, 2012 was $189,000 and $161,000, respectively.

The following table presents the components of the ESOP shares inclusive of shares purchased prior to 2007:

	December 31,
	2013	2012
Shares released for allocation	172,856	158,915
Unearned shares	148,675	162,616
Total ESOP shares	321,531	321,531

12.	Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2013, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2013, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table below:

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2013:
Tier 1 Capital	$56,693	13.25%	$17,114	4.00%	$21,393	5.00%
(to average assets)
Tier 1 Capital	56,693	20.87	10,867	4.00	16,301	6.00
(to risk-weighted assets)
Total Capital	60,099	22.12	21,734	8.00	27,168	10.00
(to risk-weighted assets)

	(Dollars in thousands)
As of December 31, 2012:
Tier 1 Capital	$58,344	12.76%	$18,294	4.00%	$22,867	5.00%
(to average assets)
Tier 1 Capital	58,344	23.43	9,961	4.00	14,942	6.00
(to risk-weighted assets)
Total Capital	61,479	24.69	19,923	8.00	24,904	10.00
(to risk-weighted assets)

The Bank’s capital at December 31, 2013 and 2012 for financial statement purposes differs from regulatory Tier 1 capital amounts by $253,000 and $337,000, respectively, representing the exclusion for regulatory purposes of unrealized gains and losses on securities available for sale and by $1.6 million and $2.0 million, respectively, representing the exclusion of amounts in accumulated other comprehensive loss from the application of FASB ASC Topic 715 (Compensation-Retirement Benefits), and $4.6 million and $5.0 million, respectively representing the exclusion for regulatory purposes of certain deferred tax assets.

13.	Stock-Based Compensation

Recognition and Retention Plan and Trust
In July of 2011, the shareholders of the Company approved the adoption of the 2011 Recognition and Retention Plan and Trust (the “2011 RRP”).  Pursuant to the terms of the 2011 RRP, awards of up to 218,977 shares of restricted common stock may be granted to employees and directors.  In order to fund the 2011 RRP, the 2011 RRP acquired 218,977 shares of the Company’s common stock in the open market for approximately $2.4 million at an average price of $11.14 per share.  During 2012 and 2011, the Company made sufficient contributions to the 2011 RRP to fund the purchase of these shares.  Pursuant to the terms of the 2011 RRP, no additional shares will need to be acquired. On July 20, 2011, July 20, 2012, and December 11, 2013, a total of 208,200, 3,000, and 7,750 shares of 2011 RRP awards were granted, respectively.  The 2011 RRP shares generally vest at the rate of 20% per year over five years.

A summary of the status of the shares under the 2011 RRP as of December 31, 2013 and December 31, 2012 and changes during the years ended December 31, 2013 and December 31, 2012 are presented below:

	Year Ended December 31, 2013
		Weighted
	Number of	average grant
	shares	date fair value

Restricted at the beginning of period	169,560	$11.08
Granted	7,750	$15.34
Vested	(42,240)	$11.07
Forfeited	—	—
Restricted at the end of period	135,070	$11.22

	Year Ended December 31, 2012
		Weighted
	Number of	average grant
	shares	date fair value

Restricted at the beginning of the period	208,200	$11.05
Granted	3,000	$12.47
Vested	(41,640)	$11.05
Forfeited	—	—
Restricted at the end of the period	169,560	$11.08

Compensation expense on the 2011 RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant.  During the year ended December 31, 2013, approximately 42,219 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $451,000 in compensation expense with a related tax benefit of $153,000.   As of December 31, 2013, approximately $1.2 million in additional compensation expense is scheduled to be recognized over the remaining weighted average vesting period of 3.25 years.  During the year ended December 31, 2012, approximately 41,940 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $445,000 in compensation expense with a related tax benefit of $151,000.   As of December 31, 2012, approximately $1.8 million in additional compensation expense was scheduled to be recognized over the remaining weighted average vesting period of 4.5 years.  Under the terms of the 2011 RRP, any unvested awards will become fully vested upon a change in control of the Company resulting in the full recognition of any unrecognized expense.

Stock Options
In July 2011, the shareholders of the Company also approved the adoption of the 2011 Stock Option Plan (the “2011 Option Plan”).   Pursuant to the 2011 Option Plan, options to acquire 325,842 shares of common stock may be granted to employees and directors.  Under the 2011 Option Plan, options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date.   On July 20, 2011, July 20, 2012, and December 11, 2013 options to purchase 277,750, 9,500, and 38,500 shares of common stock were awarded, respectively.  As of December 31, 2013, a total of 92 shares of common stock have been reserved for future grant pursuant to the 2011 Option Plan.

A summary of the status of the Company’s stock options under the 2011 Option Plan as of December 31, 2013 and December 31, 2012, and changes during the years ended December 31, 2013 and December 31, 2012, are presented below:

	Year Ended December 31, 2013
		Weighted
	Number of	average
	shares	exercise price

Options outstanding at the beginning of period	287,250	$11.10
Granted	38,500	$15.34
Exercised	—	—
Forfeited	—	—
Options outstanding at the end of period	325,750	$11.60
Exercisable at end of the period	113,000	$11.07

	Year Ended December 31, 2012
		Weighted
	Number of	average
	Shares	exercise price

Options outstanding at the beginning of period	277,750	$11.05
Granted	9,500	$12.47
Exercised	—	—
Forfeited	—	—
Options outstanding at the end of the period	287,250	$11.10
Exercisable at the end of the period	55,500	$11.05

The fair value of each option grant is estimated using the Black-Scholes pricing model with the following weighted average assumptions for the options granted in 2011: dividend yield of 2.0%, risk-free interest rate of 1.58%, expected life of 7.0 years, and volatility of 30.34%.  The calculated fair value of options granted in 2011 was $2.99.  The fair value of each option grant is estimated using the Black-Scholes pricing model with the following weighted average assumptions for the options granted in 2012: dividend yield of 2.0%, risk-free interest rate of 0.71%, expected life of 7.0 years, and volatility of 28.87%.  The calculated fair value of options granted in 2012 was $3.08.  The fair value of each option grant is estimated using the Black-Scholes pricing model with the following weighted average assumptions for the options granted in 2013: dividend yield of 2.0%, risk-free interest rate of 1.53%, expected life of 7.0 years, and volatility of 28.35%.  The calculated fair value of options granted in 2013 was $4.12. The weighted average contractual term of the options outstanding was 8.2 years and 8.6 years at December 31, 2013 and December 31, 2012, respectively.

During the years ended December 31, 2013 and December 31, 2012, respectively, approximately $167,000 and $162,000 was recognized in compensation expense for the 2011 Option Plan.   At December 31, 2013 and December 31, 2012, respectively, approximately $568,000 and $583,000 in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 3.25 years and 4.5 years at December 31, 2013 and December 31, 2012, respectively.

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

Investment and Mortgage-Backed Securities, The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges for identical securities (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

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

Impaired Loans (Generally Carried at Fair Value). Impaired loans are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  Appraised values may be discounted based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal.  Because of the high degree of judgment required in estimating the fair value of collateral underlying impaired loans and because of the relationship between fair value and general economic conditions we consider fair values of impaired loans to be highly sensitive to market conditions.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value of the impaired loans consists of the loan balances, net of any valuation allowance.  At December 31, 2013 and December 31, 2012, the fair value of the impaired loans consists of loan balances of $5.3 million and $12.0 million, respectively, net of valuation allowances of $544,000 and $1.3 million, respectively; and loan balances of $728,000 and $-0-, respectively, net of partial charge-offs of $428,000 and $-0-, respectively.

Other Real Estate Owned. OREO assets are originally recorded at fair value upon transfer of the loans to OREO.  Subsequently, OREO assets are carried at the lower of carrying value or fair value. The fair value of OREO is based on independent appraisals less selling costs.  Appraised values may be discounted based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal.  Because of the high degree of judgment required in estimating the fair value of OREO and because of the relationship between fair value and general economic conditions the Company considers fair values of OREO to be highly sensitive to market conditions.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  At December 31, 2013 and December 31, 2012, the fair value consists of OREO balances of $1.1 million and $2.2 million, respectively, net of valuation allowances of $155,000, and $313,000, respectively.

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

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		(Level 1)
		Prices in	(Level 2)
		Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

Obligations of FHLB	$11,537	$—	$11,537	$—
Obligations of Fannie Mae	7,790	—	7,790	—
Obligations of GNMA	1,189	—	1,189	—
Obligations of FHLMC	3,277	—	3,277	—
Obligations of FNMA	2,228	—	2,228	—
Total	$26,021	$—	$26,021	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 (in thousands) are as follows:

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$5,008	$—	$—	$5,008
Other real estate owned	978	—	—	978
Total	$5,986	$—	$—	$5,986

The following table presents quantitative information with regards to Level 3 fair value measurements at December 31, 2013.

	Fair Value at			Significant
	December 31,	Valuation	Unobservable	(Weighted
Description	2013	Technique	Input	Average)

Impaired loans	$5,008	Appraisal of collateral	Appraisal adjustments (1)	5%-30% (18%)

Other real estate owned	987	Appraisal of collateral	Appraisal adjustments (1)	10%-5% (4%)
Total	$5,986

(1)	Appraisals may be adjusted by management for qualitative factors, including estimated liquidation expenses. The range and weighted average adjustments are presented as a percentage of the appraisal.

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		(Level 1)
		Prices in	(Level 2)
		Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

Obligations of FHLB	$3,997	$—	$3,997	$—
Obligations of Fannie Mae	5,003	—	5,003	—
Obligations of GNMA	1,390	—	1,390	—
Obligations of FHLMC	2,247	—	2,247	—
Obligations of FNMA	3,887	—	3,887	—
Total	$16,524	$—	$16,524	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 (in thousands) are as follows:
			(Level 2)
		(Level 1)	Significant	(Level 3)
		Prices in Active	Other	Significant
		Markets for	Observable	Unobservable
Description	Total	Identical Assets	Inputs	Inputs

Impaired loans	$10,738	$—	$—	$10,738
Other real estate owned	1,851	—	—	1,851
Total	$12,589	$—	$—	$12,589

The following table presents quantitative information with regards to Level 3 fair value measurements at December 31, 2012.

	Fair Value at			Range
	December 31,	Valuation	Unobservable	(Weighted
Description	2012	Technique	Input	Average)

Impaired loans	$10,738	Appraisal of collateral	Appraisal adjustments (1)	3%-30% (14%)

Other real estate owned	1,851	Appraisal of collateral	Appraisal adjustments (1)	7%-20% (9%)
Total	$12,589

(1)	Appraisals may be adjusted by management for qualitative factors, including estimated liquidation expenses. The range and weighted average adjustments are presented as a percentage of the appraisal.

The carrying amount and estimated fair values of the Company’s assets and liabilities were as follows as of the dates indicated.

	At December 31, 2013
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$1,530	$1,530	$—	$—
Interest bearing deposits at banks	43,694	43,694	—	—
Investment securities	49,679	—	49,724	—
Mortgage-backed securities	4,698	—	4,698	—
Loans receivable	298,878	—	—	300,029
FHLB stock	647	—	647	—
Accrued interest receivable	1,465	—	1,465	—

Liabilities:
NOW and MMDA deposits (1)	$96,044	$—	$96,044	$—
Other savings deposits	52,197	—	52,197	—
Certificate accounts	197,086	—	—	196,901
Borrowings	3,437	—	3,437	—
Accrued interest payable	9	—	9	—
Off balance sheet instruments	—	—	—	—
_______________________
(1)   Includes non-interest bearing accounts totaling $16,409.

	At December 31, 2012
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$984	$984	$—	$—
Interest bearing deposits at banks	111,321	111,321	—	—
Investment securities	34,325	—	35,525	—
Mortgage-backed securities	7,524	—	7,524	—
Loans receivable	278,876	—	—	281,111
FHLB stock	1,338	—	1,338	—
Accrued interest receivable	1,502	—	1,502	—

Liabilities:
NOW and MMDA deposits (1)	$98,693	$—	$98,693	$—
Other savings deposits	50,284	—	50,284	—
Certificate accounts	222,060	—	—	223,400
Borrowings	3,261	—	3,261	—
Accrued interest payable	9	—	9	—
Off balance sheet instruments	—	—	—	—
_______________________
 (1) Includes non-interest bearing accounts totaling $16,243.

15. Condensed Financial Information – Parent Corporation Only

CONDENSED BALANCE SHEETS-PARENT CORPORATION ONLY

	December 31,
	2013	2012
ASSETS:
Cash and cash equivalents	$9,729,594	$15,994,773
Loan receivable – ESOP	1,730,808	1,870,159
Premises and equipment, net	10,000	399,945
Other assets	261,930	432,703
Investment in Alliance Bank	59,370,438	61,643,037
Total assets	$71,102,770	$80,340,617

LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES:
Accounts payable	$—	$254,600
Accrued tax payable	185,041	12,500
Deferred gain on the sale of premises and equipment	667,174	—
Deferred directors retirement plan	82,032	71,231
Total liabilities	$934,247	$338,331

STOCKHOLDERS’ EQUITY
Total stockholders' equity	70,168,523	80,002,286

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$71,102,770	$80,340,617

CONDENSED INCOME STATEMENTS-PARENT CORPORATION ONLY

	Years Ended December 31,
	2013	2012
INCOME:
Interest income	$98,756	$102,980
Rental income	38,500	42,000
Gain on sale of premises and equipment	—	805,817
Dividend from subsidiary	4,500,000	—
Total income	4,637,256	950,797

EXPENSES:
Directors retirement plan	10,800	10,800
Real estate tax	—	1,985
Depreciation	12,229	13,342
Legal fees	45,000	60,000
Stock related expense	56,000	48,000
Capital stock tax	5,446	3,984
Other	7,700	7,700
Total expenses	137,175	145,811

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY IN UNDISTRUBUTED NET INCOME OF SUBSIDIARY	4,500,081	804,986

EQUITY IN UNDISTRUBUTED NET INCOME (LOSS) OF SUBSIDIARY	(2,920,165)	2,010,618

Income Tax Expense	172,000	274,000

NET INCOME	$1,407,916	$2,541,604

CONDENSED STATEMENTS OF CASH FLOWS-PARENT CORPORATION ONLY

	Years Ended December 31,
	2013	2012
OPERATING ACTIVITIES:

Net income	$1,407,916	$2,541,604
Adjustments to reconcile net income to cash provided by operations:
Undistributed net income (loss) of subsidiary	2,920,165	(2,010,618)
Gain on the sale of premises and equipment	—	(805,817)
Depreciation	12,229	13,342
Decrease in other assets	170,773	256,976
(Decrease) increase in other liabilities	(71,258)	265,400
Net cash provided by operating activities	4,439,825	260,887

INVESTING ACTIVITIES:

Principal repayments on ESOP loan	139,349	131,333
Proceeds from the sale of premises and equipment	1,044,890	2,852,554
Net cash provided by investing activities	1,184,239	2,983,887

FINANCING ACTIVITIES:

Purchase of treasury stock	(10,880,830)	(3,431,739)
Dividends paid	(1,008,413)	(1,086,960)
Net cash used in financing activities	(11,889,243)	(4,518,699)

Net decrease in cash and cash equivalents	(6,265,179)	(1,273,925)
Cash and cash equivalents – beginning of period	15,994,773	17,268,698

Cash and cash equivalents – end of period	$9,729,594	$15,994,773

Supplemental Schedule of Noncash Financing and Investing Activities:
Deferred gain on sale of premises and equipment	$667,174	$—

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The information required herein is incorporated by reference to the Company's definitive proxy statement for the annual meeting of stockholders to be held April 23, 2014. ("Definitive Proxy Statement").

Item 9A.  Controls and Procedures.

a)
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are designed to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

c)
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth fiscal quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Equity Compensation Plan Information. The following table provides information as of December 31, 2013 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2011 Stock Option Plan and the 2011 Recognition and Retention Plan, which were approved by our shareholders.

Number of Securities
	Number of Securities to be		Weighted-Average		Remaining Available for
	Issued Upon Exercise of		Exercise Price of		Future Issuance Under Equity
	Outstanding Options,		Outstanding		Compensation Plans
	Warrants		Options, Warrants		(Excluding Securities
	and Rights		and Rights		Reflected in Column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	460,820	(1)	$11.07	(1)	92

Equity compensation plans not approved by security holders	—		—		—

Total	460,820		$11.07		92
______________________
(1)	Includes 135,070 shares subject to restricted stock grants which were not vested as of December 31, 2013. The weighted-average exercise price excludes such restricted stock.

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

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

  (1)  The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Financial Condition at December 31, 2013 and 2012.
Consolidated Statements of Income for the years ended December 31, 2013 and 2012.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012.
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2013 and 2012.
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012.
Notes to Consolidated Financial Statements.

  (2) All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

  (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No	Description
3.1	Articles of Incorporation of Alliance Bancorp, Inc. of Pennsylvania (1)
3.2	Amended and Restated Bylaws of Alliance Bancorp, Inc. of Pennsylvania (2)
4.1	Form of Stock Certificate of Alliance Bancorp, Inc. of Pennsylvania (1)
10.1	Alliance Bancorp, Inc. of Pennsylvania Amended and Restated Directors Retirement Plan *(3)
10.2	Alliance Bank Amended and Restated Supplemental Executive Retirement Plan and Participation Agreement 409A Restatement *(3)
10.3	Greater Delaware Valley Savings d/b/a Alliance Bank Endorsement Split Dollar Insurance Agreement*(4)
10.4	Amended and Restated Employment Agreement, dated September 19, 2012, between Alliance Bank and Dennis D. Cirucci *(5)
10.5	Amended and Restated Employment Agreement, dated September 19, 2012, between Alliance Bank and Peter J. Meier *(5)
10.6	Employment Agreement, dated September 19, 2012, between Alliance Bank and William T. McGrath *(5)
10.7	Amended and Restated Employment Agreement, dated September 19, 2012, between Alliance Bank and Suzanne J. Ricci *(5)
10.8	Alliance Bancorp, Inc. of Pennsylvania 2011 Stock Option Plan *(6)
10.9	Alliance Bancorp, Inc. of Pennsylvania 2011 Recognition and Retention Plan and Trust Agreement *(6)
16.1	Subsidiaries – Referenced is made to Item 1. Business – Subsidiaries.
23.1	Consent of ParenteBeard LLC
23.2	Consent of BDO USA LLP
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer
_____________________

*	Denotes management compensation plan or arrangement.
(1)	Incorporated herein by reference from the Registration Statement on Form S-1 of Alliance Bancorp, Inc. of Pennsylvania (File No. 333-169363) filed with the Securities and Exchange Commission on September 14, 2010, as amended.
(2)	Incorporated by reference from the Current Report of Alliance Bancorp, Inc. of Pennsylvania (File No. 000-54246) filed with the Securities and Exchange Commission on June 4, 2013.
(3)	Incorporated herein by reference from the Current Report on Form 8-K of Alliance Bancorp, Inc. of Pennsylvania, a federal corporation (File No. 001-33189), filed with the Securities and Exchange Commission on December 18, 2008.
(4)	Incorporated herein by reference from the Registration Statement on Form S-1 of Alliance Bancorp, Inc. of Pennsylvania, a federal corporation (File No. 333-136853), filed with the Securities and Exchange Commission on August 23, 2006, as amended.
(5)	Incorporated herein by reference from the Current Report on Form 8-K of Alliance Bancorp, Inc. of Pennsylvania, (File No. 000-54246), filed with the Securities and Exchange Commission on September 21, 2012.
(6)	Incorporated by reference to the definitive proxy statement filed by Alliance Bancorp, Inc. of Pennsylvania with the Securities and Exchange Commission on June 13, 2011 (File No. 000-54246)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANCORP, INC, OF PENNSYLVANIA

Dated: March 19, 2014	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Dennis D. Cirucci	March 19, 2014
Dennis D. Cirucci
President
and Chief Executive Officer
(Principal Executive Officer)

/s/Peter J. Meier	March 19, 2014
Peter J. Meier
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/William E. Hecht	March 19, 2014
William E. Hecht
Chairman of the Board

/s/J. William Cotter, Jr.	March 19, 2014
J. William Cotter, Jr.
Director

/s/Philip K. Stonier	March 19, 2014
Philip K. Stonier
Director

/s/R. Cheston Woolard	March 19, 2014
R. Cheston Woolard
Director

/s/Timothy E. Flatley	March 19, 2014
Timothy E. Flatley
Director

/s/	March 19, 2014
Howard Henick
Director

