Form 10-Q
period 2014-03-31
Alliance Bancorp, Inc. of Pennsylvania
filed 2014-05-05
CIK 1500711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of Common Stock, par value $0.01 per share, of the Registrant as of May 1, 2014, was 4,186,435.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Part I – Item 1.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2014	2013

Assets
Cash and cash due from depository institutions	$1,273	$1,530
Interest bearing deposits with depository institutions	47,142	43,694
Total cash and cash equivalents	48,415	45,224
Investment securities available for sale	20,636	21,321
Mortgage-backed securities available for sale	4,213	4,699
Investment securities held to maturity (fair value - 2014, $28,719; 2013, $28,402)	28,348	28,358
Loans receivable - net of allowance for loan losses - 2014, $4,365; 2013, $4,243	302,021	298,877
Accrued interest receivable	1,521	1,465
Premises and equipment – net	2,004	2,036
Other real estate owned (OREO)	3,146	3,191
Federal Home Loan Bank (FHLB) stock-at cost	647	647
Bank owned life insurance	12,522	12,451
Deferred tax asset – net	5,633	5,674
Other prepaid expenses and other assets	1,470	1,559

Total Assets	$430,576	$425,502

Liabilities and Stockholders’ Equity

Commitments and Contingencies

Liabilities
Non-interest bearing deposits	$21,911	$16,409
Interest bearing deposits	332,991	328,969
Total deposits	354,902	345,378
Other borrowings	2,713	3,437
Accrued expenses and other liabilities	6,267	6,518
Total Liabilities	363,882	355,333

Stockholders’ Equity
Common stock, $.01 par value; shares authorized – 50,000,000; shares issued - 5,474,437; shares outstanding -2014, 4,186,435; 2013, 4,467,304	55	55
Additional paid-in capital	56,664	56,585
Retained earnings	33,001	32,673
Common stock acquired by benefit plans	(2,704)	(2,957)
Accumulated other comprehensive loss	(1,685)	(1,875)
Treasury stock, at cost: 2014, 1,288,002 shares; 2013, 1,007,133 shares	(18,637)	(14,312)
Total Stockholders’ Equity	66,694	70,169

Total Liabilities and Stockholders’ Equity	$430,576	$425,502

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollar amounts in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2014	2013
Interest and Dividend Income
Loans, including fees	$3,850	$3,775
Mortgage-backed securities	40	69
Investment securities:
Taxable	77	19
Tax - exempt	206	212
Dividends	4	1
Balances due from depository institutions	23	64
Total interest and dividend income	4,200	4,140

Interest Expense
Deposits	543	664
Other borrowings	1	1
Total interest expense	544	665

Net Interest Income	3,656	3,475
Provision for Loan Losses	150	150
Net Interest Income After Provision for Loan Losses	3,506	3,325

Other Income
Service charges on deposit accounts	62	55
Gain on the sale of premises and equipment	11	—
Gain on the sale of OREO	4	—
Other fee income	42	47
Increase in cash surrender value of bank owned life insurance	71	75
Total other income	190	177

Other Expenses
Salaries and employee benefits	1,825	1,735
Occupancy and equipment	463	461
FDIC deposit insurance premiums	75	68
Advertising and marketing	62	93
Professional fees	171	175
Loan and OREO expense	28	33
Directors’ fees	56	55
Provision for loss on OREO	—	94
Other	292	289
Total other expenses	2,972	3,003

Income Before Income Tax Expense	724	499

Income Tax Expense	179	77

Net Income	$545	$422

Basic Earnings per Share	$0.13	$0.08

Dilutive Earnings per Share	$0.13	$0.08

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollar amounts in thousands)

	For the Three Months Ended March 31,
	2014	2013

Net Income	$545	$422

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available for sale securities net of tax expense (benefit) 2014, $97; 2013, $(14)	190	(27)

Total Other Comprehensive Income (Loss)	190	(27)

Comprehensive Income	$735	$395

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Acquired by Benefit Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2013	$55	$57,009	$32,273	$(4,228)	$(1,675)	$(3,432)	$80,002
ESOP shares committed to be released				39			39
Net income			422				422
Dividends declared ($0.05 per share)			(260)				(260)
Stock-based compensation (stock options)		41					41
Stock-based compensation (restricted stock)				112			112
Acquisition of treasury stock (47,700 shares)						(633)	(633)
Other comprehensive loss					(27)		(27)

Balance, March 31, 2013	$55	$57,050	$32,435	$(4,077)	$(1,702)	$(4,065)	$79,696

Balance, January 1, 2014	$55	$56,585	$32,673	$(2,957)	$(1,875)	$(14,312)	$70,169
ESOP shares committed to be released				38			38
Net income			545				545
Dividends declared ($0.05 per share)			(217)				(217)
Stock-based compensation (stock options)		79					79
Stock-based compensation (restricted stock)				215			215
Acquisition of treasury stock (280,869 shares)						(4,325)	(4,325)
Other comprehensive income					190		190

Balance, March 31, 2014	$55	$56,664	$33,001	$(2,704)	$(1,685)	$(18,637)	$66,694

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	For the Three Months
	Ended March 31,
	2014	2013
Cash Flow From Operating Activities
Net income	$545	$422
Adjustments to reconcile net income to cash provided by operating activities:
Provision for:
Loan losses	150	150
Depreciation and amortization	112	143
Write down of OREO	—	94
Stock-based compensation expense	332	192
Deferred tax (expense) benefit	(58)	54
Gain on the sale of OREO	(4)	—
Gain on the sale of premises and equipment	(11)	—
Increase in cash surrender value of bank owned life insurance	(71)	(75)
Changes in assets and liabilities which (used) provided cash:
Accrued expenses and other liabilities	(251)	(358)
Prepaid expenses and other assets	89	(121)
Accrued interest receivable	(56)	1
Net cash provided by operating activities	777	502

Cash Flow From Investing Activities
Purchase of investment securities-available for sale	(3,000)	(3,000)
Purchase of investment securities-held to maturity	—	(3,855)
Loans originated and acquired	(9,933)	(14,172)
Proceeds from maturities and calls of investment securities	4,010	4,645
Redemption of FHLB stock	—	197
Principal repayments of:
Loans	6,576	15,973
Mortgage-backed securities	460	726
Purchase of premises and equipment	(90)	(69)
Proceeds from the sale of premises and equipment	21	—
Proceeds from the sale of OREO	112	—
Net cash (used in) provided by investing activities	(1,844)	445

Cash Flow From Financing Activities
Dividends paid	(217)	(260)
Increase (decrease) in deposits	9,524	(2,472)
Purchase of treasury stock	(4,325)	(633)
Decrease in other borrowings	(724)	(378)
Net cash provided by (used in) financing activities	4,258	(3,743)

Increase (decrease) in Cash and Cash Equivalents	3,191	(2,796)
Cash and Cash Equivalents, Beginning of Year	45,224	112,305
Cash and Cash Equivalents, End of Period	$48,415	$109,509

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$545	$665
Income taxes	$—	$—

Supplemental Schedule of Noncash Financing and Investing Activities:
Other real estate acquired in settlement of loans	$63	$—

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

Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated statement of financial condition at December 31, 2013, has been derived from audited consolidated financial statements but does not include all information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results which may be expected for the year ending December 31, 2014 or any other period. All significant intercompany accounts and transactions have been eliminated. For comparative purposes, prior periods’ consolidated financial statements have been reclassified when necessary to conform to report classifications of the current year. The reclassifications had no effect on net income. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Subsequent Events. The Company has evaluated events and transactions occurring subsequent to March 31, 2014, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

(2) Recent Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's Consolidated Financial Statements.

(3) Segment Information

The Company has one reportable segment, Community Banking. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk.

(4) Earnings Per Share

Earnings per share (“EPS”) consist of two separate components, basic EPS and dilutive EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Dilutive EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”) using the treasury stock method. CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. CSEs for which the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS, and, accordingly, are excluded from the calculation. There were 38,500 and 287,250 anti-dilutive stock options outstanding at March 31, 2014 and March 31, 2013, respectively.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended March 31,
	2014	2013

Net Income	$545,000	$422,000

Weighted average shares outstanding	4,316,795	5,190,670
Adjusted average unearned ESOP shares	(146,922)	(160,863)
Weighted average shares outstanding – basic	4,169,873	5,029,807
Effect of dilutive common stock equivalents	104,428	47,182
Adjusted weighted average shares outstanding-dilutive	4,274,301	5,076,989

Basic earnings per share	$0.13	$0.08
Dilutive earnings per share	$0.13	$0.08

(5) Employee Stock Ownership Plan

The Bank has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the ESOP. The ESOP purchased 74,073 shares of common stock in the offering completed on January 30, 2007, using proceeds of a loan from the former mid-tier holding company. The Bank makes quarterly payments of principal and interest over a term of 8 years at an interest rate of 8.25% to the Company. The ESOP has a second loan from the Company to fund the purchase of 150,991 additional shares in connection with the second step conversion completed on January 18, 2011, under which the Bank makes quarterly payments of principal and interest over a term of 20 years at an interest rate of 3.25% to the Company. The loans are secured by the shares of the stock purchased.

As the debt is repaid, shares are released from collateral and allocated to qualified employees. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The compensation expense for the ESOP for the three months ended March 31, 2014 and March 31, 2013 was $38,000 and $39,000, respectively.

The following table presents the components of the ESOP shares inclusive of shares purchased prior to 2007:

	March 31, 2014	March 31, 2013
Shares released for allocation	176,341	162,400
Unearned shares	145,190	159,131
Total ESOP shares	321,531	321,531

(6) Retirement Plans

The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements. As required under FASB ASC Topic 715, Compensation – Retirement Benefits, the net pension costs included the following components:

	For the Three Months Ended March 31,
	2014	2013
Net Periodic Benefit Cost
Service Cost	$72,529	$72,065
Interest Cost	80,421	59,165
Expected Return on Plan Assets	(143,702)	(115,212)
Amortization of Prior Service Cost	3,171	3,171
Amortization of Loss	27,397	34,811
Net Periodic Benefit Cost	$39,816	$54,000

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

	For the Three Months Ended March 31,
	2014	2013
Net Periodic Benefit Cost
Service Cost	$—	$13,705
Interest Cost	50,287	49,611
Amortization of loss	6,263	8,684
Net Periodic Benefit Cost	$56,550	$72,000

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

Investment and Mortgage-Backed Securities. The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices for identical securities on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

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

Impaired Loans (Generally Carried at Fair Value). Impaired loans are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. Appraised values may be discounted based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal. Because of the high degree of judgment required in estimating the fair value of collateral underlying impaired loans, and because of the relationship between fair value and general economic conditions, the Company considers fair values of impaired loans to be highly sensitive to market conditions. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances, net of any valuation allowance. At March 31, 2014 and December 31, 2013, the fair value consists of loan balances of $5.2 million and $5.3 million, respectively, net of valuation allowances of $523,000 and $544,000, respectively, and loan balances of $-0- and $728,000, respectively, net of partial charge-offs of $-0- and $428,000, respectively.

Other Real Estate Owned. OREO assets are originally recorded at fair value upon transfer of the loans to OREO. Subsequently, OREO assets are carried at the lower of carrying value or fair value. The fair value of OREO is based on independent appraisals less selling costs. Appraised values may be discounted based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal. Because of the high degree of judgment required in estimating the fair value of OREO and because of the relationship between fair value and general economic conditions, the Company considers fair values of OREO to be highly sensitive to market conditions. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At March 31, 2014 and December 31, 2013 the fair value consists of OREO balances of $1.0 million and $1.1 million, respectively, net of valuation allowances of $131,000 and $155,000, respectively.

FHLB Stock (Carried at Cost). The carrying amount of FHLB stock approximates fair value and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost). The carrying amount of accrued interest receivable and accrued interest payable approximates their fair values.

Deposits (Carried at Cost). The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts) (Level 2). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits (Level 2).

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

Assets Recorded at Fair Value on a Recurring Basis. The following table summarizes assets measured at fair value on a recurring basis as of March 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities Available For Sale:

Obligations of FHLB	$11,750	$—	$11,750	$—
Obligations of Fannie Mae	4,876	—	4,876	—
Obligations of Freddie Mac	4,010	—	4,010	—
Obligations of GNMA	1,156	—	1,156	—
Obligations of FHLMC	1,159	—	1,159	—
Obligations of FNMA	1,898	—	1,898	—
Total	$24,849	$—	$24,849	$—

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities Available for Sale:

Obligations of FHLB	$11,537	$—	$11,537	$—
Obligations of Fannie Mae	7,789	—	7,789	—
Obligations of GNMA	1,189	—	1,189	—
Obligations of FHLMC	3,277	—	3,277	—
Obligations of FNMA	2,228	—	2,228	—
Total	$26,020	$—	$26,020	$—

Assets Recorded at Fair Value on a Nonrecurring Basis. For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 are as follows (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$4,695	$—	$—	$4,695
Other real estate	870	—	—	870
Total	$5,565	$—	$—	$5,565

The following table presents quantitative information with regards to Level 3 fair value measurements at March 31, 2014(in thousands);

Description	Fair Value at March 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans	$4,695	Appraisal of collateral	Appraisal adjustments (1)	0%-30% (18%)

Other real estate owned	870	Appraisal of collateral	Appraisal adjustments (1)	0%-10% (4%)
Total	$5,565

(1)	Appraisals may be adjusted by management for qualitative factors, including estimated liquidation expenses. The range and weighted average adjustments are presented as a percentage of the appraisal.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 are as follows (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$5,008	$—	$—	$5,008
Other real estate owned	978	—	—	978
Total	$5,986	$—	$—	$5,986

The following table presents quantitative information with regards to Level 3 fair value measurements at December 31, 2013(in thousands):

Description	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans	$5,008	Appraisal of collateral	Appraisal adjustments (1)	5%-30% (17%)

Other real estate owned	978	Appraisal of collateral	Appraisal adjustments (1)	5%-10% (4%)
Total	$5,986

(1)	Appraisals may be adjusted by management for qualitative factors, including estimated liquidation expenses. The range and weighted average adjustments are presented as a percentage of the appraisal.

There were no transfers between levels for the three months ended March 31, 2014. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.

The carrying amount and estimated fair values of the Company’s assets and liabilities were as follows.

	At March 31, 2014
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks$ 1,273	$1,273	$—	$—
Interest bearing deposits at banks	47,142	47,142	—	—
Investment securities	48,984	—	48,984	—
Mortgage-backed securities	4,213	—	4,213	—
Loans receivable, net, including impaired loans	302,021	—	—	302,880
FHLB stock	647	—	647	—
Accrued interest receivable	1,521	—	1,521	—

Liabilities:
NOW and MMDA deposits (1)	$103,830	—	$103,830	$—
Other savings deposits	51,865	—	51,865	—
Certificate accounts	199,207	—	199,295	—
Other borrowings	2,713	—	2,713	—
Accrued interest payable	9	—	9	—
Off balance sheet instruments	—	—	—	—

(1) Includes non-interest bearing accounts, totaling $21,911.

	At December 31, 2013
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$1,530	$1,530	$—	$—
Interest bearing deposits at banks	43,694	43,694	—	—
Investment securities	49,679	—	49,724	—
Mortgage-backed securities	4,698	—	4,698	—
Loans receivable, net, including,
impaired loans	298,877	—	—	300,029
FHLB stock	647	—	647	—
Accrued interest receivable	1,465	—	1,465	—

Liabilities:
NOW and MMDA deposits (1)	$96,094	$—	$96,094	$—
Other savings deposits	52,197	—	52,197	—
Certificate accounts	197,087	—	196,901	—
Borrowings	3,437	—	3,437	—
Accrued interest payable	9	—	9	—
Off balance sheet instruments	—	—	—	—

(1)	Includes non-interest bearing accounts totaling $16,409.

(8) Investment and Mortgage Backed Securities

The Company classifies and accounts for debt and equity securities as follows:

•	Securities Held to Maturity - Securities held to maturity are stated at cost, adjusted for unamortized purchase premiums and discounts, based on the positive intent and the ability to hold these securities to maturity considering all reasonably foreseeable conditions and events.

•	Securities Available for Sale - Securities available for sale, carried at fair value, are those securities management might sell in response to changes in market interest rates, increases in loan demand, changes in liquidity needs and other conditions. Unrealized gains and losses, net of tax, are reported as a net amount in other comprehensive income (loss) until realized.

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

	March 31, 2014
Dollars in Thousands	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 years through 5 years	$3,000	$1	$(24)	$2,977
Due after 5 years through 10 years	5,000	—	(122)	4,878
Due after 10 years	4,000	—	(105)	3,895

Total	$12,000	$1	$(251)	$11,750

	March 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$2,000	$—	$(7)	$1,993
Due after 10 years	3,000	—	(117)	2,883

Total	$5,000	$—	$(124)	$4,876

	March 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 1 years through 5 years	$1,000	$3	$—	$1,003
Due after 5 years through 10 years	3,000	7	—	3,007

Total	$4,000	$10	$—	$4,010

Total Investment Securities Available for Sale	$21,000	$11	$(375)	$20,636

	March 31, 2014
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due in 1 year or less	$1,431	$1	$—	$1,432
Due after 1 years through 5 years	6,223	27	(10)	6,240
Due after 5 years through 10 years	6,151	30	(108)	6,073
Due after 10 years	14,543	440	(9)	14,974

Total	$28,348	$498	$(127)	$28,719

	December 31, 2013
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 years through 5 years	$3,000	$—	$(39)	$2,961
Due after 5 years through 10 years	5,000	—	(248)	4,752
Due after 10 years	4,000	—	(176)	3,824

Total	$12,000	$—	$(463)	$11,537

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of FHLMC:
Due after 1 year through 5 years	$2,000	$2	$(7)	$1,995

Total	$2,000	$2	$(7)	$1,995

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 years through 5 years	$5,000	$1	$(21)	$4,980
Due after 10 years	3,000	—	(191)	2,809

Total	$8,000	$1	$(212)	$7,789

Total Investment Securities Available for Sale	$22,000	$3	$(682)	$21,321

	December 31, 2013
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due in 1 year or less	$1,435	$2	$—	$1,437
Due after 1 year through 5 years	6,228	32	(12)	6,248
Due after 5 years through 10 years	6,152	23	(183)	5,992
Due after 10 years	14,543	273	$(90)	14,726

Total	$28,358	$330	$(285)	$28,403

Included in obligations of U.S. Government agencies at March 31, 2014 and December 31, 2013, were $20.6 million and $20.3 million of structured notes, respectively. These structured notes were comprised of step-up bonds that provide the U.S. Government agency with the right, but not the obligation, to call the bonds on certain dates. There were no sales of investment securities during the three months ended March 31, 2014 or 2013.

Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

	March 31, 2014
Dollars in Thousands	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$1,080	$76	$—	$1,156
FHLMC pass-through certificates	1,065	94	—	1,159
FNMA pass-through certificates	1,799	99	—	1,898

Total	$3,944	$269	$—	$4,213

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$1,109	$80	$—	$1,189
FHLMC pass-through certificates	1,180	102	—	1,282
FNMA pass-through certificates	2,113	115	—	2,228

Total	$4,402	$297	$—	$4,699

There were no sales of mortgage-backed securities in 2014 or 2013.

The following table shows the fair value and unrealized losses on investments, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position.

	At March 31, 2014
	Less than 12 Months		12 Months or Longer		Total
Dollars in Thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
U.S. Government obligations	$14,625	$375	$—	$—	$14,625	$375
Mortgage-backed securities	42	—	—	—	42	—
	$14,667	$375	$—	$—	$14,667	$375

Securities Held to Maturity
Municipal obligations	$6,163	$102	$442	$25	$6,605	$127

	At December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
Dollars in Thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities Available for Sale
U.S. Government obligations	$19,319	$681	$—	$—	$19,319	$681

Securities Held to Maturity
Municipal obligations	$10,210	$245	$427	$40	$10,637	$285

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

As of March 31, 2014, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with the issuers of these securities.

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. As of March 31, 2014, there were 10 U.S. government obligations in an unrealized loss position for less than twelve months, 1 mortgage backed securities was in an unrealized loss position for less than twelve months, and 10 municipal obligations were in an unrealized loss position for less than twelve months and 1 in an unrealized loss position for more than twelve months. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell these securities before recovery. Management does not believe any individual unrealized loss as of March 31, 2014 represents an other-than-temporary impairment.

(9) Loans Receivable - Net

Loans receivable consist of the following:

Dollars in Thousands	At March 31,	At December 31,
	2014	2013
Real estate loans:
Single-family	$123,598	$124,223
Multi-family	22,136	22,181
Commercial	124,585	122,814
Land and construction	21,697	19,792
Commercial business	10,766	10,403
Consumer	4,338	4,495
Total loans receivable	307,120	303,908
Less:
Deferred fees	(734)	(788)
Allowance for loan losses	(4,365)	(4,243)
Loans receivable - net	$302,021	$298,877

The Company originates loans to customers located primarily in Southeastern Pennsylvania. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

Single-family real estate loans primarily consist of first mortgage liens on existing single-family residences and home equity loans. The Company intends to continue to originate permanent loans secured by first mortgage liens and related home equity loans on single-family residential properties in the future.

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2014:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$1,003	$491	$1,497	$2,991	$120,607	$123,598	$735
Multi-family	34	—	—	34	22,102	22,136	—
Commercial	1,533	536	739	2,808	121,777	124,585	—
Land and construction	—	—	—	—	21,697	21,697	—
Commercial business	—	—	—	—	10,766	10,766	—
Consumer	143	72	409	624	3,714	4,338	409
Total	$2,713	$1,099	$2,645	$6,457	$300,663	$307,120	$1,144

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2013:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$532	$159	$1,390	$2,081	$122,142	$124,223	$638
Multi-family	—	—	—	—	22,181	22,181	—
Commercial	455	198	744	1,397	121,417	122,814	—
Land and construction	—	—	—	—	19,792	19,792	—
Commercial business	64	—	—	64	10,339	10,403	—
Consumer	123	89	412	624	3,871	4,495	412
Total	$1,174	$446	$2,546	$4,166	$299,742	$303,908	$1,050

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
(Dollars in thousands)

Real estate:
Single-family	$762	$752
Multi-family	—	—
Commercial	739	744
Land and construction	—	—
Commercial business	—	—
Consumer	—	—
Total non-accruing loans	$1,501	$1,496

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

Single family real estate loans involve certain risks such as interest rate risk and risk of non repayment. Adjustable-rate single family real estate loans decreases the interest rate risk to the Company that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. Repayment risk can be affected by job loss, divorce, illness and personal bankruptcy of the borrower.

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

Construction lending is generally considered to involve a high risk due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not necessarily on pre-sold units and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residences.

Commercial business lending is generally considered higher risk due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on the business assets. Commercial business loans are primarily secured by inventories and other business assets. In most cases, any repossessed collateral for a defaulted commercial business loans will not provide an adequate source of repayment of the outstanding loan balance.

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

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial and construction loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans criticized special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the value of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.   Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

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

The following table presents the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three months ended March 31, 2014:

(Dollars in thousands)	Single Family Real Estate	Multi Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Commercial Business	Total
Allowance for loan losses for the three months ended March 31, 2014:
Beginning balance	$833	$304	$2,259	$618	$14	$215	$4,243
Charge-offs	(32)	—	—	—	—	—	(32)
Recoveries	1	—	3	—	—	—	4
Provisions	55	3	49	34	(1)	10	150
Ending balance	$857	$307	$2,311	$652	$13	$225	$4,365
Allowance for loan losses:
Ending balance	$857	$307	$2,311	$652	$13	$225	$4,365
Ending balance:
individually evaluated for impairment	$18	$—	$505	$—	$—	$—	$523
Ending balance:
collectively evaluated for impairment	$839	$307	$1,806	$652	$13	$225	$3,842

Loans receivable:
Ending balance	$123,598	$22,136	$124,585	$21,697	$4,338	$10,766	$307,120
Ending balance:
individually evaluated for impairment	$550	$—	$8,847	$—	$—	$—	$9,397
Ending balance:
collectively evaluated for impairment	$123,048	$22,136	$115,738	$21,697	$4,338	$10,766	$297,723

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

The following table presents the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of December 31, 2013:

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of March 31, 2014:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)

Real estate:
Single-family	$121,732	$369	$1,497	$—	$123,598
Multi-family	22,136	—	—	—	22,136
Commercial	115,738	1,473	7,374	—	124,585
Land and construction	21,697	—	—	—	21,697
Commercial business	10,766	—	—	—	10,766
Consumer	4,338	—	—	—	4,338
Total	$296,407	$1,842	$8,871	$—	$307,120

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of December 31, 2013:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Single-family	$122,472	$361	$1,390	$—	$124,223
Multi-family	22,181	—	—	—	22,181
Commercial	113,920	1,479	7,415	—	122,814
Land and construction	19,792	—	—	—	19,792
Commercial business	10,403	—	—	—	10,403
Consumer	4,495	—	—	—	4,495
Total	$293,263	$1,840	$8,805	$—	$303,908

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

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the three months ended March 31, 2014:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Single-family	$359	$359	$—	$359	$3
Commercial	$3,820	$3,820	$—	$3,622	$42

With an allowance recorded:
Real estate:
Single-family	$191	$191	$18	$191	$3
Commercial	$5,027	$5,164	$505	$5,027	$34

Total:
Real estate:
Single-family	$550	$550	$18	$505	$6
Commercial	$8,847	$8,984	$505	$8,649	$76

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the three months ended March 31, 2013:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Commercial	$3,104	$3,104	$—	$1,631	$39

With an allowance recorded:
Real estate:
Single-family	$191	$191	$8	$191	$2
Commercial	$9,323	$9,323	$972	$8,738	$72

Total:
Real estate:
Single-family	$191	$191	$8	$191	$2
Commercial	$12,427	$12,427	$972	$10,369	$111

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the year ended December 31, 2013:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Single-family	$361	$361	$—	$361	$13
Commercial	$3,835	$4,263	$—	$3,411	$239

With an allowance recorded:
Real estate:
Single-family	$191	$191	$18	$191	$12
Commercial	$5,060	$5,187	$526	$4,759	$198

Total:
Real estate:
Single-family	$552	$552	$18	$552	$25
Commercial	$8,895	$9,450	$526	$8,170	$437

There were no loans classified as troubled debt restructurings during the three months ended March 31, 2014.

There were no troubled debt restructurings with a payment default, with the payment default occurring within 12 months of restructure, and payment default occurring during the three months ended March 31, 2014.

At March 31, 2014, the Company had eleven loans classified as performing troubled debt restructurings consisting of two single-family loans which amounted to $359,000 and nine commercial real estate loans which amounted to $4.4 million. The two single-family loans were classified as special mention in the Company’s allowance for loan losses and have no allowance against them. Five of the nine commercial real estate loans, which amounted to $1.5 million are classified as special mention in the Company’s allowance for loan losses and have a $52,000 allowance against them. Four of the nine commercial real estate loans, which amounted to $3.0 million are classified as substandard in the Company’s allowance for loan losses and have a $215,000 allowance against them. All such loans have been performing in accordance with their restructured terms and conditions. At March 31, 2014, the Company had one single-family nonperforming loan classified as a troubled debt restructuring in the amount of $191,000. The single-family loan was classified as substandard in the Company’s allowance for loan losses and had an $18,000 allowance against it. All of the troubled debt restructurings consisted of changes in interest rates and no principal was forgiven.

The following table summarizes information in regards to loans classified as troubled debt restructurings during the three months ended March 31, 2013:

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

The following table summarizes information in regards to troubled debt restructurings during the year ended December 31, 2013:

(Dollars in Thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Real estate:
Commercial	2	$891	$891

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

(11) Stock-Based Compensation

Recognition and Retention Plan and Trust

In July of 2011, the shareholders of the Company approved the adoption of the 2011 Recognition and Retention Plan and Trust (the “2011 RRP”). Pursuant to the terms of the 2011 RRP, awards of up to 218,977 shares of restricted common stock may be granted to employees and directors. In order to fund the 2011 RRP, the 2011 RRP acquired 218,977 shares of the Company’s common stock in the open market for approximately $2.4 million at an average price of $11.14 per share. During 2012 and 2011, the Company made sufficient contributions to the 2011 RRP to fund the purchase of these shares. Pursuant to the terms of the 2011 RRP, no additional shares will need to be acquired. On July 20, 2011, a total of 208,200 2011 RRP awards were granted. On July 20, 2012, a total of 3,000 2011 RRP awards were granted. On December 11, 2013, a total of 7,750 2011 RRP awards were granted. The 2011 RRP shares generally vest at the rate of 20% per year over five years.

A summary of the status of the shares under the 2011 RRP as of March 31, 2014 and changes during the three months ended March 31, 2014 are presented below:

	Three Months Ended March 31, 2014
		Weighted
	Number of	average grant
	shares	date fair value

Restricted at the beginning of period	135,070	$11.22
Granted	—	—
Vested	12,180	$11.05
Forfeited	—	—
Restricted at the end of period	122,890	$11.22

A summary of the status of the shares under the 2011 RRP as of March 31, 2013 and changes during the three months ended March 31, 2013 are presented below:

Three Months Ended March 31, 2013
Weighted
	Number of	average grant
	shares	date fair value

Restricted at the beginning of period	169,560	$11.08
Granted	—	—
Vested	—	—
Forfeited	—	—
Restricted at the end of period	169,560	$11.08

Compensation expense on 2011 RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three months ended March 31, 2014, approximately 20,083 shares were amortized to expense, based on the proportional and accelerated vesting of the awarded shares, resulting in recognition of approximately $215,000 in compensation expense with a related tax benefit of $73,000. Of the $215,000 in compensation expense, approximately $102,000 related to the accelerated vesting of certain awarded shares. During the three months ended March 31, 2013, approximately 10,560 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $112,000 in compensation expense with a related tax benefit of $38,000. As of March 31, 2014, approximately $1.0 million in additional compensation expense is scheduled to be recognized over the remaining vesting period of 3.0 years. Under the terms of the 2011 RRP, any unvested 2011 RRP awards will become fully vested upon a change in control resulting in the full recognition of any unrecognized expense.

Stock Options

In July 2011, the shareholders of the Company also approved the adoption of the 2011 Stock Option Plan (the “2011 Option Plan”). Pursuant to the 2011 Option Plan, options to acquire 325,842 shares of common stock may be granted to employees and directors. Under the 2011 Option Plan, options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. On July 20, 2011, July 20, 2012, and December 11, 2013 options to purchase 277,750, 9,500, and 38,500 shares of common stock were awarded, respectively. As of March 31, 2014, a total of 92 shares of common stock have been reserved for future grant pursuant to the 2011 Option Plan.

A summary of the status of the Company’s stock options under the 2011 Option Plan as of March 31, 2014, and changes during the three months ended March 31, 2014, is presented below:

	Three Months Ended March 31, 2014
		Weighted
	Number of	average
	shares	exercise price

Options outstanding at the beginning of period	325,750	$11.60
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at the end of period	325,750	$11.60
Exercisable at end of the period	126,710	$11.60

The fair value of each option grant is estimated using the Black-Scholes pricing model with the following weighted average assumptions for the options granted in 2011: dividend yield of 2.0%, risk-free interest rate of 1.58%, expected life of 7.0 years, and volatility of 30.34%. The calculated fair value of options granted in 2011 was $2.99. The fair value of each option grant is estimated using the Black-Scholes pricing model with the following weighted average assumptions for the options granted in 2012: dividend yield of 2.0%, risk-free interest rate of 0.71%, expected life of 7.0 years, and volatility of 28.87%. The calculated fair value of options granted in 2012 was $3.08. The fair value of each option grant is estimated using the Black-Scholes pricing model with the following weighted average assumptions for the options granted in 2013: dividend yield of 2.0%, risk-free interest rate of 1.53%, expected life of 7.0 years, and volatility of 28.35%. The weighted average contractual term of the options was 8.0 years at March 31, 2014.

During the three months ended March 31, 2014, approximately $79,000 was recognized in compensation expense, with a related $27,000 tax benefit, for the 2011 Option Plan. Of the $79,000 recognized, approximately $31,000 related to the accelerated vesting of certain awards. At March 31, 2014, approximately $489,000 in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 3.00 years. During the three months ended March 31, 2013, approximately $41,000 was recognized in compensation expense, with a related $14,000 tax benefit, for the 2011 Option Plan.

(12) Contingent Obligations

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued unconditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $1.4 million at March 31, 2014 and $1.5 million at December 31, 2013 and represent the maximum potential future payments the Company could be required to make. The value of the contingent obligations approximates their fair value. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

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

Critical Accounting Policies. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements included elsewhere herein. These policies are described in Note 2 of the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Income Taxes. Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. As of March 31, 2014, the Company had no net operating loss carryfowards for federal income tax purposes, and approximately $1.1 million in capital loss carryfowards expiring over the next three years. In December 2013, the Company recorded a full valuation allowance for such capital loss carryfowards as it is more likely than not the Company will be unable to realize these benefits. As of March 31, 2014, the Company had approximately $4.0 million of state net operating loss carryforwards expiring from 2019 through 2030. The Company recorded a full valuation allowance for these carryfowards as projected State income at the Company is not anticipated to be sufficient to realize these benefits.

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

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total assets increased $5.1 million or 1.2% to $430.6 million at March 31, 2014 compared to $425.5 million at December 31, 2013. This increase was primarily due to a $3.2 million or 7.1% increase in total cash and cash equivalents, a $3.1 million or 1.1% increase in net loans receivable, and a $71,000 or 0.6% increase in Bank owned life insurance. These increases were partially offset by a $685,000 or 3.2% decrease in investment securities available for sale, a $486,000 or 10.3% decrease in mortgage-backed securities available for sale, an $89,000 or 5.7% decrease in prepaid and other assets, and a $41,000 or 0.7% decrease in the net deferred tax asset.

Total liabilities increased $8.6 million or 2.4% to $363.9 million at March 31, 2014 compared to $355.3 million at December 31, 2013. This increase was primarily due to a $4.0 million or 1.2% increase in interest bearing deposits and a $5.5 million or 33.5% increase in non-interest bearing deposits. These increases were partially offset by a $724,000 or 21.1% decrease in other borrowings and a $251,000 or 3.9% decrease in accrued expenses and other liabilities.

Stockholders’ equity decreased $3.5 million to $66.7 million as of March 31, 2014 compared to $70.2 million at December 31, 2013. The decrease was due to $4.3 million of treasury stock acquired combined with $217,000 in dividends paid. The decrease was partially offset by net income of $545,000 for the three months ended March 31, 2014.

Nonperforming assets increased $55,000 to $5.8 million or 1.35% of total assets at March 31, 2014 as compared to $5.7 million or 1.35% of total assets at December 31, 2013. The nonperforming assets at March 31, 2014 included $2.6 million in nonperforming loans and $3.2 million in other real estate owned. The increase in nonperforming assets was primarily due to a $100,000 increase in nonperforming loans, partially offset by a $45,000 decrease in other real estate owned as of March 31, 2014. Overall, nonperforming loans included $1.5 million in single-family residential real estate loans, $739,000 in commercial real estate loans, and $409,000 in student loans, which are fully guaranteed by the U.S. Government. The Company continues to aggressively work towards the resolution of its nonperforming assets. The allowance for loan losses amounted to $4.4 million or 165.0% of nonperforming loans at March 31, 2014 as compared to $4.2 million or 166.7% of nonperforming loans at December 31, 2013.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2014 and March 31, 2013

General. Net income increased $123,000 or 29.2% to $545,000 or $0.13 per share (dilutive) for the three months ended March 31, 2014 as compared to $422,000 or $0.08 per share (dilutive) for the same period in 2013. The increase in net income was primarily due to an $181,000 or 5.2% increase in net interest income, a $13,000 or 7.3% increase in other income, and a $31,000 or 1.0% decrease in other expenses, which was partially offset by a $102,000 increase in income taxes for the three months ended March 31, 2014 when compared to the same period in 2013.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $181,000 or 5.2% during the three months ended March 31, 2014 as compared to the same period in 2013. The increase in net interest income was primarily due to a $60,000 or 1.5% increase in interest income on interest-earning assets, and a $121,000 or 18.2% decrease in interest expense on interest-bearing liabilities. As a result, the interest rate spread increased 45 basis points (1 basis point is equal to 1/100th of a percent) to 3.52% for the three months ended March 31, 2014 compared to 3.07% for the three months ended March 31, 2013. Based on the current economic environment and market competition, management anticipates pressure on the interest rate spread for 2014 which may negatively impact net interest income.

Interest Income. Interest income increased $60,000 or 1.5% to $4.2 million for the three months ended March 31, 2014, compared to the same period in 2013. The increase was primarily due to a $75,000 or 2.0% increase on interest income on loans and a $55,000 or 23.7% increase in interest income on investment securities. These increases were partially offset by a $41,000 or 64.1% decrease in interest income earned on balances due from depository institutions and a $29,000 or 42.0% decrease in interest income on mortgage-backed securities. The increase in interest income on loans was due to a $23.9 million or 8.5% increase in the average balance of loans outstanding, partially offset by a 32 basis point or 6.0% decrease in the average yield earned. The increase in interest income on investment securities was primarily due to a $15.5 million or 43.1% increase in the average balance of investment securities, partially offset by a 35 basis point or 13.6% decrease in the average yield earned. The decrease in interest income on balances due from depository institutions was due to a $68.2 million or 62.0% decrease in the average balance of balances due from depository institutions. The decrease in interest income on mortgage-backed securities was due to a $2.7 million or 37.1% decrease in the average balance of mortgage-backed securities and a 30 basis point or 7.9% decrease in the average yield earned.

Interest Expense. Interest expense decreased $121,000 or 18.2% to $544,000 for the three months ended March 31, 2014, compared to the same period in 2013. This decrease was due to a $121,000 or 18.2% decrease in interest expense on deposits. The decrease in interest expense on deposits was due to a $22.3 million or 6.3% decrease in the average balance of deposits and a 9 basis point or 12.0% decrease in the rates paid on deposits.

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

	Three Months Ended March 31,
	2014			2013

	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$304,497	$3,850	5.06%	$280,590	$3,775	5.38%
Mortgage-backed securities (3)	4,541	40	3.52	7,218	69	3.82
Investment securities (3)	51,452	287	2.23	35,950	232	2.58
Due from depository institutions	41,690	23	0.22	109,851	64	0.23
Total interest-earning assets	402,180	4,200	4.18	433,609	4,140	3.82
Noninterest-earning assets	23,182			23,126
Total assets	$425,362			$456,735

Interest-bearing liabilities:
Deposits	$329,737	543	0.66	$351,996	664	0.75
Other borrowings	2,962	1	0.14	3,104	1	0.13
Total interest-bearing liabilities	332,699	544	0.66	355,100	665	0.75
Noninterest-bearing
Liabilities	23,276			21,649
Total liabilities	355,975			376,749
Stockholders’ equity	69,387			79,986
Total liabilities and stockholders’ equity	$425,362			$456,735

Net interest-earning assets	$69,481			$78,509
Net interest income/interest rate spread		$3,656	3.52%		$3,475	3.07%
Net yield on interest-earning assets (2)			3.64%			3.21%

1.	Nonaccrual loans and loan fees have been included.
2.	Net interest income divided by interest-earning assets.
3.	The indicated yields are not reflected on a tax equivalent basis.

Provision for Loan Losses. The provision for loan losses amounted to $150,000 for the three months ended March 31, 2014 and 2013. Such provisions were primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of nonperforming loans and the current economic environment.

Other Income. Other income was $190,000 for the three months ended March 31, 2014 as compared to $177,000 for the same period in 2013. The $13,000 or 7.3% increase was primarily the result of a $7,000 or 12.7% increase in service charges on deposit accounts. Also contributing to the gain was an $11,000 gain on the sale of fixed assets and a $4,000 gain on the sale of OREO for the three months ended March 31, 2014 compared to no such gains in 2013. These increases were partially offset by a $5,000 or 10.6% decrease in other fee income and a $4,000 or 5.3% decrease in the increase in cash surrender value of bank owned life insurance for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013.

Other Expenses. Other expenses decreased $31,000 or 1.0% to $3.0 million for the three months ended March 31, 2014 compared to the same period in 2013. The decrease was primarily due to a $94,000 provision for loss on OREO recorded during the three months ended March 31, 2013 compared to no corresponding provision for the three months ended March 31, 2014 and a $31,000 or 33.3% decrease in advertising and marketing expense. These decreases were partially offset by a $90,000 or 5.2% increase salaries and employee benefits and a $7,000 or 10.3% increase in FDIC deposit insurance premiums.

Income Tax Expense. Income tax expense amounted to $179,000 and $77,000 for the three months ended March 31, 2014 and 2013, respectively, resulting in effective tax rates of 24.7% and 15.4%, respectively. The $102,000 or 132.5% increase in income tax expense was primarily due to a higher amount of income before income taxes.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of the Company’s cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations. Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition. Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors. Any excess funds are invested in overnight and other short-term interest-earning accounts. Cash flows are generated through the retail deposit market, the Company’s traditional funding source, for use in investing activities. In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement. At March 31, 2014, the Company had no outstanding advances and approximately $179.7 million of additional borrowing capacity from the FHLB of Pittsburgh. Further, the Company has access to the Federal Reserve Bank discount window. At March 31, 2014, no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company. At March 31, 2014, the total approved loan commitments outstanding amounted to $4.2 million. At the same date, commitments under unused lines of credit amounted to $31.1 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2014 totaled $124.0 million. Management believes that a significant portion of maturing deposits will remain with the Company. For the quarter ended March 31, 2014, there were no material changes in contractual obligations that were outside of the ordinary course of business. Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: May 5, 2014	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci, President
and Chief Executive Officer

Date: May 5, 2014	By:	/s/ Peter J. Meier
Peter J. Meier, Executive Vice President and Chief Financial Officer

