Form 10-Q
period 2014-09-30
Alliance Bancorp, Inc. of Pennsylvania
filed 2014-11-10
CIK 1500711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of Common Stock, par value $0.01 per share, of the Registrant as of November 7, 2014, was 4,027,159.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Part I – Item 1.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2014	2013

Assets
Cash and cash due from depository institutions	$1,197	$1,530
Interest bearing deposits with depository institutions	43,899	43,694
Total cash and cash equivalents	45,096	45,224
Investment securities available for sale	19,907	21,321
Mortgage-backed securities available for sale	3,456	4,699
Investment securities held to maturity (fair value - 2014, $27,850; 2013, $28,402)	27,158	28,358
Loans receivable - net of allowance for loan losses - 2014, $4,401; 2013, $4,243	301,974	298,877
Accrued interest receivable	1,470	1,465
Premises and equipment – net	2,024	2,036
Other real estate owned (OREO)	2,328	3,191
Federal Home Loan Bank (FHLB) stock-at cost	709	647
Bank owned life insurance	12,663	12,451
Deferred tax asset – net	5,686	5,674
Prepaid expenses and other assets	1,001	1,559

Total Assets	$423,472	$425,502

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$17,193	$16,409
Interest bearing deposits	331,515	328,969
Total deposits	348,708	345,378
Other borrowings	2,526	3,437
Accrued expenses and other liabilities	6,588	6,518
Total Liabilities	357,822	355,333

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value; shares authorized – 50,000,000; shares issued - 5,474,437; shares outstanding - 2014, 4,027,159; 2013, 4,467,304	55	55
Additional paid-in capital	56,755	56,585
Retained earnings	33,940	32,673
Common stock acquired by benefit plans	(2,413)	(2,957)
Accumulated other comprehensive loss	(1,539)	(1,875)
Treasury stock, at cost: 2014, 1,447,278 shares; 2013, 1,007,133 shares	(21,148)	(14,312)
Total Stockholders’ Equity	65,650	70,169

Total Liabilities and Stockholders’ Equity	$423,472	$425,502

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollar amounts in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Interest and Dividend Income
Loans, including fees	$3,922	$3,837	$11,659	$11,367
Mortgage-backed securities	32	53	108	182
Investment securities:
Taxable	65	40	211	91
Tax – exempt	193	205	595	620
Dividends	7	2	17	4
Balances due from depository institutions	28	46	76	165
Total interest and dividend income	4,247	4,183	12,666	12,429

Interest Expense
Deposits	575	604	1,683	1,890
Other borrowings	1	1	4	4
Total interest expense	576	605	1,687	1,894

Net Interest Income	3,671	3,578	10,979	10,535
Provision for Loan Losses	100	150	350	450
Net Interest Income After Provision for Loan Losses	3,571	3,428	10,629	10,085

Other Income
Service charges on deposit accounts	71	63	201	190
Other fee income	63	44	153	144
Gain on sale of premises and equipment	—	—	11	—
(Loss) gain on sale of OREO, net	—	(1)	4	(2)
Rental income from OREO	—	—	28	—
Increase in cash surrender value of bank owned life insurance	68	73	212	224
Other	—	—	2	—
Total other income	202	179	611	556

Other Expenses
Salaries and employee benefits	1,624	1,711	5,040	5,195
Occupancy and equipment	430	471	1,322	1,401
FDIC deposit insurance premiums	61	78	209	230
Advertising and marketing	81	116	244	319
Professional fees	133	186	410	579
Loan and OREO expense	104	29	171	83
Provision for OREO	—	—	117	106
Directors’ fees	57	57	170	172
Other	308	266	885	843
Total other expenses	2,798	2,914	8,568	8,928

Income Before Income Tax Expense	975	693	2,672	1,713

Income Tax Expense	281	160	737	326

Net Income	$694	$533	$1,935	$1,387

Basic Earnings per Share	$0.18	$0.11	$0.48	$0.28

Diluted Earnings per Share	$0.18	$0.11	$0.47	$0.28

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollar amounts in thousands)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2014	2013	2014	2013

Net Income	$694	$533	$1,935	$1,387

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available for sale securities net of tax (benefit) expense 2014, $(5) and $172; 2013, $(39) and $(224)	(7)	(76)	336	(435)

Total Other Comprehensive Income (Loss)	(7)	(76)	336	(435)

Total Comprehensive Income	$687	$457	$2,271	$952

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Acquired by Benefit Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2013	$55	$56,343	$32,273	$(3,562)	$(1,675)	$(3,432)	$80,002
ESOP shares committed to be released				115			115
Net income			1,387				1,387
Dividends declared ($0.15 per share)			(764)				(764)
Stock-based compensation (stock options)		124					124
Stock-based compensation (restricted stock)				336			336
Acquisition of treasury stock (284,730 shares)						(4,130)	(4,130)
Other comprehensive loss					(435)		(435)

Balance, September 30, 2013	$55	$56,467	$32,896	$(3,111)	$(2,110)	$(7,562)	$76,635

Balance, January 1, 2014	$55	$56,585	$32,673	$(2,957)	$(1,875)	$(14,312)	$70,169
ESOP shares committed to be released				115			115
Net income			1,935				1,935
Dividends declared ($0.16 per share)			(668)				(668)
Stock-based compensation (stock options)		170					170
Stock-based compensation (restricted stock)				429			429
Acquisition of treasury stock (440,145 shares)						(6,836)	(6,836)
Other comprehensive income					336		336

Balance, September 30, 2014	$55	$56,755	$33,940	$(2,413)	$(1,539)	$(21,148)	$65,650

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	For the Nine Months
	Ended September 30,
	2014	2013
Cash Flow From Operating Activities
Net income	$1,935	$1,387
Adjustments to reconcile net income to cash provided by operating activities:
Provision for:
Loan losses	350	450
Depreciation and amortization	354	437
Write-down of OREO	117	106
Stock-based compensation expense	714	575
Gain on sale of premises and equipment	(11)	—
(Gain) loss on the sale of OREO	(4)	2
Deferred tax benefit	(184)	(17)
Increase in cash surrender value of bank owned life insurance	(212)	(224)
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	70	142
Prepaid expenses and other assets	558	740
Accrued interest receivable	(5)	(44)
Net cash provided by operating activities	3,682	3,554

Cash Flow From Investing Activities
Purchase of investment securities-available for sale	(9,000)	(25,000)
Purchase of investment securities-held to maturity	(530)	(4,275)
Loans originated	(38,633)	(54,742)
Proceeds from maturities and calls of investment securities	12,730	9,838
(Purchase) redemption of FHLB stock	(62)	691
Principal repayments of:
Loans	34,943	44,360
Mortgage-backed securities	1,165	2,110
Purchase of premises and equipment	(352)	(188)
Proceeds from the sale of premises and equipment	21	—
Proceeds from the sale of OREO	993	890
Net cash provided by (used in) investing activities	1,275	(26,316)

Cash Flow From Financing Activities
Dividends paid	(668)	(764)
Increase (decrease) in deposits	3,330	(21,922)
Purchase of treasury stock	(6,836)	(4,130)
(Decrease) increase in other borrowings	(911)	275
Net cash used in financing activities	(5,085)	(26,541)

Decrease in Cash and Cash Equivalents	(128)	(49,303)
Cash and Cash Equivalents, Beginning of Year	45,224	112,305
Cash and Cash Equivalents, End of Year	$45,096	$63,002

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$1,687	$1,895
Income taxes	$400	$—

Supplemental Schedule of Noncash Financing and Investing Activities:
Other real estate acquired in settlement of loans	$243	$1,929

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

Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (US GAAP). The consolidated statement of financial condition at December 31, 2013, has been derived from audited consolidated financial statements but does not include all information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results which may be expected for the year ending December 31, 2014 or any other period. All significant intercompany accounts and transactions have been eliminated. For comparative purposes, prior periods’ consolidated financial statements have been reclassified when necessary to conform to report classifications of the current year. The reclassifications had no effect on net income. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Subsequent Events. The Company has evaluated events and transactions occurring subsequent to September 30, 2014, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

(4) Earnings Per Share

Earnings per share (“EPS”) consist of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”) using the treasury stock method. CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. CSEs for which the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS, and, accordingly, are excluded from the calculation. There were 38,500 and 9,500 anti-dilutive stock options outstanding at September 30, 2014 and September 30, 2013, respectively.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and diluted earnings per share computations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net Income	$694,000	$533,000	$1,935,000	$1,387,000

Weighted average shares outstanding	4,031,900	4,995,496	4,167,629	5,112,008
Adjusted average unearned ESOP shares	(139,951)	(153,893)	(143,437)	(157,378)
Weighted average shares outstanding – basic	3,891,949	4,841,603	4,024,192	4,954,630
Effect of diluted common stock equivalents	69,267	33,438	60,243	16,070
Adjusted weighted average shares outstanding-diluted	3,961,216	4,875,041	4,084,435	4,970,700

Basic earnings per share	$0.18	$0.11	$0.48	$0.28
Diluted earnings per share	$0.18	$0.11	$0.47	$0.28

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

As the debt is repaid, shares are released from collateral and allocated to qualified employees. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The compensation expense for the ESOP for the three months ended September 30, 2014 and September 30, 2013 was $38,000 and $38,000, respectively. The compensation expense for the ESOP for the nine months ended September 30, 2014 and September 30, 2013 was $115,000 and $115,000, respectively.

The following table presents the components of the ESOP shares inclusive of shares purchased prior to 2007:

	September 30, 2014	September 30, 2013
Shares released for allocation	207,770	169,370
Unearned shares	113,761	152,161
Total ESOP shares	321,531	321,531

(6) Retirement Plans

The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements. As required under FASB ASC Topic 715, Compensation – Retirement Benefits, the net pension costs included the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net Periodic Benefit Cost
Service Cost	$72,529	$72,065	$217,587	$216,195
Interest Cost	80,421	59,165	241,263	177,495
Expected Return on Plan Assets	(143,702)	(85,962)	(431,106)	(296,886)
Amortization of Prior Service Cost	3,171	3,171	9,513	9,513
Amortization of Loss	27,397	34,811	82,191	104,433
Net Periodic Benefit Cost	$39,816	$83,250	$119,448	$210,750

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net Periodic Benefit Cost
Service Cost	$—	$13,705	$—	$41,115
Interest Cost	50,287	49,611	150,861	148,833
Amortization of Loss	6,263	8,684	18,789	26,052
Net Periodic Benefit Cost	$56,550	$72,000	$169,650	$216,000

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

Impaired Loans (Generally Carried at Fair Value). Impaired loans are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. Appraised values may be discounted based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal. Because of the high degree of judgment required in estimating the fair value of collateral underlying impaired loans, and because of the relationship between fair value and general economic conditions, the Company considers fair values of impaired loans to be highly sensitive to market conditions. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances, net of any valuation allowance. At September 30, 2014 and December 31, 2013, the fair value consists of loan balances of $4.1 million and $5.3 million, respectively, net of valuation allowances of $438,000 and $544,000, respectively, and loan balances of $-0- and $728,000, respectively, net of partial charge-offs of $-0- and $428,000, respectively.

Other Real Estate Owned (“OREO”). OREO assets are originally recorded at fair value upon transfer of the loans to OREO, net of estimated cost to dispose of the assets. Subsequently, OREO assets are carried at the lower of carrying value or fair value. The fair value of OREO is based on independent appraisals less selling costs. Appraised values may be discounted based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal. Because of the high degree of judgment required in estimating the fair value of OREO and because of the relationship between fair value and general economic conditions, the Company considers fair values of OREO to be highly sensitive to market conditions. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At September 30, 2014 and December 31, 2013 the fair value consists of OREO balances of $2.2 million and $1.1 million, respectively, net of valuation allowances of $248,000 and $155,000, respectively. These amounts differ from the balances disclosed on the Statement of Financial Condition due to certain OREO assets being carried at carrying value, as they have not required additional write-downs subsequent to transfer.

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

Assets Recorded at Fair Value on a Recurring Basis. The following table summarizes investment assets measured at fair value on a recurring basis as of September 30, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities Available for Sale:

Investment security obligations of FHLB	$14,938	$—	$14,938	$—
Investment security obligations of Fannie Mae	1,002	—	1,002	—
Investment security obligations of Freddie Mac	3,967	—	3,967	—
Mortgaged backed security obligations of GNMA	1,072	—	1,072	—
Mortgaged backed security obligations of FHLMC	930	—	930	—
Mortgaged backed security obligations of FNMA	1,454	—	1,454	—
Total	$23,363	$—	$23,363	$—

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

Assets Recorded at Fair Value on a Nonrecurring Basis. For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2014 are as follows (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$3,695	$—	$—	$3,695
Other real estate owned	1,923	—	—	1,923
Total	$5,618	$—	$—	$5,618

The following table presents quantitative information with regards to Level 3 fair value measurements at September 30, 2014 (in thousands);

Description	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans	$3,695	Appraisal of collateral	Appraisal adjustments (1)	0%-30% (19%)

Other real estate owned	1,923	Appraisal of collateral	Appraisal adjustments (1)	0%-10% (8%)
Total	$5,618

________________

(1)	Appraisals are adjusted by management for qualitative factors, including estimated liquidation expenses. The range and weighted average adjustments are presented as a percentage of the appraisal.

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

________________

(1)	Appraisals are adjusted by management for qualitative factors, including estimated liquidation expenses. The range and weighted average adjustments are presented as a percentage of the appraisal.

There were no transfers between levels for the three and nine months ended September 30, 2014. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.

The carrying amount and estimated fair values of the Company’s financial assets and liabilities were as follows.

	At September 30, 2014
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)

Assets:
Cash and due from banks	$1,197	$1,197	$—	$—
Interest bearing deposits at banks	43,899	43,899	—	—
Investment securities	47,065	—	47,767	—
Mortgage-backed securities	3,456	—	3,456	—
Loans receivable, net, including impaired loans	301,974	—	—	302,631
FHLB stock	709	—	709	—
Accrued interest receivable	1,470	—	1,470	—

Liabilities:
NOW and MMDA deposits (1)	$97,134	—	$97,134	$—
Other savings deposits	52,307	—	52,307	—
Certificate accounts	199,267	—	199,107	—
Other borrowings	2,526	—	2,526	—
Accrued interest payable	9	—	9	—
Off balance sheet instruments	—	—	—	—

_______________________

(1) Includes non-interest bearing accounts, totaling $17,193.

	At December 31, 2013
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)

Assets:
Cash and due from banks	$1,530	$1,530	$—	$—
Interest bearing deposits at banks	43,694	43,694	—	—
Investment securities	49,679	—	49,724	—
Mortgage-backed securities	4,698	—	4,698	—
Loans receivable, net, including, impaired loans	298,877	—	—	300,029
FHLB stock	647	—	647	—
Accrued interest receivable	1,465	—	1,465	—

Liabilities:
NOW and MMDA deposits (1)	$96,094	$—	$96,094	$—
Other savings deposits	52,197	—	52,197	—
Certificate accounts	197,087	—	196,901	—
Borrowings	3,437	—	3,437	—
Accrued interest payable	9	—	9	—
Off balance sheet instruments	—	—	—	—

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

	September 30, 2014
Dollars in Thousands	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 years through 5 years	$6,000	$1	$(18)	$5,983
Due after 5 years through 10 years	5,000	—	(27)	4,973
Due after 10 years	4,000	—	(18)	3,982

Total	$15,000	$1	$(63)	$14,938

	September 30, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$1,000	$2	$—	$1,002

Total	$1,000	$2	$—	$1,002

	September 30, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 1 years through 5 years	$1,000	$—	$—	$1,000
Due after 5 years through 10 years	3,000	—	(33)	2,967

Total	$4,000	$—	$(33)	$3,967

Total Investment Securities Available for Sale	$20,000	$3	$(96)	$19,907

	September 30, 2014
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due in 1 year or less	$1,427	$1	$(1)	$1,427
Due after 1 years through 5 years	6,014	27	(4)	6,037
Due after 5 years through 10 years	7,801	45	(26)	7,820
Due after 10 years	11,916	657	(7)	12,566

Total	$27,158	$730	$(38)	$27,850

	December 31, 2013
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 years through 5 years	$3,000	$—	$(39)	$2,961
Due after 5 years through 10 years	5,000	—	(248)	4,752
Due after 10 years	4,000	—	(176)	3,824

Total	$12,000	$—	$(463)	$11,537

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Dollars in Thousands
Obligations of FHLMC:
Due after 1 year through 5 years	$2,000	$2	$(7)	$1,995

Total	$2,000	$2	$(7)	$1,995

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of the Fannie Mae:
Due after 1 years through 5 years	$5,000	$1	$(21)	$4,980
Due after 10 years	3,000	—	(191)	2,809

Total	$8,000	$1	$(212)	$7,789

Total Investment Securities Available for Sale	$22,000	$3	$(682)	$21,321

	December 31, 2013
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due in 1 year or less	$1,435	$2	$—	$1,437
Due after 1 year through 5 years	6,228	32	(12)	6,248
Due after 5 years through 10 years	6,152	23	(183)	5,992
Due after 10 years	14,543	273	$(90)	14,726

Total	$28,358	$330	$(285)	$28,403

Included in obligations of U.S. Government agencies at September 30, 2014 and December 31, 2013, were $19.9 million and $20.3 million of structured notes, respectively. These structured notes were comprised of step-up bonds that provide the U.S. Government agency with the right, but not the obligation, to call the bonds on certain dates. There were no sales of investment securities during the three or nine months ended September 30, 2014 or 2013.

Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

	September 30, 2014
Dollars in Thousands	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$1,013	$62	$(3)	$1,072
FHLMC pass-through certificates	843	87	—	930
FNMA pass-through certificates	1,381	73	—	1,454

Total	$3,237	$222	$(3)	$3,456

	December 31, 2013
Dollars in Thousands	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$1,109	$80	$—	$1,189
FHLMC pass-through certificates	1,180	102	—	1,282
FNMA pass-through certificates	2,113	115	—	2,228

Total	$4,402	$297	$—	$4,699

There were no sales of mortgage-backed securities during the three or nine months ended September 30, 2014 or 2013.

The following table shows the fair value and unrealized losses on investments, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position.

	At September 30, 2014
	Less than 12 Months		12 Months or Longer		Total
Dollars in Thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities Available for Sale
U.S. Government obligations	$11,961	$39	$3,943	$57	$15,904	$96
Mortgage-backed securities	250	3	—	—	250	3
	$12,211	$42	$3,943	$57	$16,154	$99

Securities Held to Maturity
Municipal obligations	$3,875	$11	$2,984	$27	$6,859	$38

	At December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
Dollars in Thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities Available for Sale
U.S. Government obligations	$19,319	$681	$—	$—	$19,319	$681

Securities Held to Maturity
Municipal obligations	$10,210	$245	$427	$40	$10,637	$285

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

As of September 30, 2014, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with the issuers of these securities.

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. As of September 30, 2014, there were seven U.S. government obligations in an unrealized loss position for less than twelve months and four in an unrealized loss position for more than twelve months, three mortgage backed securities were in an unrealized loss position for less than twelve months, and five municipal obligations were in an unrealized loss position for less than twelve months and five in an unrealized loss position for more than twelve months. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell these securities before recovery. Management does not believe any individual unrealized loss as of September 30, 2014 represents an other-than-temporary impairment.

(9) Loans Receivable - Net

Loans receivable consist of the following:

Dollars in Thousands	At September 30,	At December 31,
	2014	2013
Real estate loans:
Single-family	$121,408	$124,223
Multi-family	21,193	22,181
Commercial	124,321	122,814
Land and construction	23,843	19,792
Commercial business	12,345	10,403
Consumer	3,948	4,495
Total loans receivable	307,058	303,908
Less:
Deferred fees	(683)	(788)
Allowance for loan losses	(4,401)	(4,243)
Loans receivable - net	$301,974	$298,877

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2014:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$555	$79	$1,078	$1,712	$119,696	$121,408	$782
Multi-family	—	—	—	—	21,193	21,193	—
Commercial	856	689	297	1,842	122,479	124,321	—
Land and construction	—	—	—	—	23,843	23,843	—
Commercial business	—	—	—	—	12,345	12,345	—
Consumer	199	56	258	513	3,435	3,948	258
Total	$1,610	$824	$1,633	$4,067	$302,991	$307,058	$1,040

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2013:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$532	$159	$1,390	$2,081	$122,142	$124,223	$638
Multi-family	—	—	—	—	22,181	22,181	—
Commercial	455	198	744	1,397	121,417	122,814	—
Land and construction	—	—	—	—	19,792	19,792	—
Commercial business	64	—	—	64	10,339	10,403	—
Consumer	123	89	412	624	3,871	4,495	412
Total	$1,174	$446	$2,546	$4,166	$299,742	$303,908	$1,050

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
(Dollars in thousands)

Real estate:
Single-family	$296	$752
Multi-family	—	—
Commercial	810	744
Land and construction	—	—
Commercial business	—	—
Consumer	—	—
Total non-accruing loans	$1,106	$1,496

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

The following table presents the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three and nine months ended September 30, 2014:

(Dollars in thousands)	Single Family Real Estate	Multi Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Commercial Business	Total

Allowance for loan losses for the three months ended September 30, 2014:
Beginning balance	$858	$301	$2,415	$653	$12	$226	$4,465
Charge-offs	—	—	(166)	—	—	—	(166)
Recoveries	2	—	—	—	—	—	2
Provisions	—	(6)	104	1	—	1	100
Ending balance	$860	$295	$2,353	$654	$12	$227	$4,401

Allowance for loan losses for the nine months ended September 30, 2014:
Beginning balance	$833	$304	$2,259	$618	$14	$215	$4,243
Charge-offs	(32)	—	(166)	—	(2)	—	(200)
Recoveries	4	—	3	—	1	—	8
Provisions	55	(9)	257	36	(1)	12	350
Ending balance	$860	$295	$2,353	$654	$12	$227	$4,401
Ending balance:
individually evaluated for impairment	$15	$—	$423	$—	$—	$—	$438
Ending balance:
collectively evaluated for impairment	$845	$295	$1,930	$654	$12	$227	$3,963

Loans receivable:
Ending balance	$121,408	$21,193	$124,321	$23,843	$12,345	$3,948	$307,058
Ending balance:
individually evaluated for impairment	$1,045	$—	$7,818	$—	$—	$—	$8,863
Ending balance:
collectively evaluated for impairment	$120,363	$21,193	$116,503	$23,843	$12,345	$3,948	$298,195

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of September 30, 2014:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)
Real estate:
Single-family	$119,017	$715	$1,676	$—	$121,408
Multi-family	21,193	—	—	—	21,193
Commercial	116,865	545	6,911	—	124,321
Land and construction	23,843	—	—	—	23,843
Commercial business	12,345	—	—	—	12,345
Consumer	3,948	—	—	—	3,948
Total	$297,211	$1,260	$8,587	$—	$307,058

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

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the three months ended September 30, 2014:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Single-family	$854	$854	$—	$520	$39
Commercial	$3,876	$3,876	$—	$3,876	$46

With an allowance recorded:
Real estate:
Single-family	$191	$191	$15	$191	$1
Commercial	$3,942	$3,942	$423	$3,942	$52

Total:
Real estate:
Single-family	$1,405	$1,405	$15	$711	$40
Commercial	$7,818	$7,818	$423	$7,818	$98

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the nine months ended September 30, 2014:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Single-family	$854	$854	$—	$409	$45
Commercial	$3,876	$3,876	$—	$3,876	$155

With an allowance recorded:
Real estate:
Single-family	$191	$191	$15	$191	$7
Commercial	$3,942	$3,942	$423	$3,876	$135

Total:
Real estate:
Single-family	$1,404	$1,405	$15	$600	$52
Commercial	$7,818	$7,818	$423	$7,752	$290

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the three months ended September 30, 2013:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Single-family	$364	$364	$—	$364	$4
Commercial	$3,490	$3,490	$—	$3,490	$48

With an allowance recorded:
Real estate:
Single-family	$191	$191	$18	$191	$4
Commercial	$6,479	$6,555	$755	$6,479	$84

Total:
Real estate:
Single-family	$555	$559	$18	$555	$5
Commercial	$9,969	$10,045	$755	$9,969	$132

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

There were two troubled debt restructurings during the three months ended September 30, 2014 and no troubled debt restructurings during the three months ended September 30, 2013. Both of the troubled debt restructurings were an extension of the amortization period. One of the troubled debt restructurings during the three months ended September 30, 2014 was a single-family real estate loan with a pre-modification loan amount of $464,000 and a post-modification loan amount of $500,000. The other troubled debt restructuring during the three months ended September 30, 2014 was a commercial real estate loan with a pre-modification and post-modification amount of $102,000. There were no troubled debt restructurings with a payment default, with the payment default occurring within 12 months of restructure, during the three months ended September 30, 2014 or the three months ended September 30, 2013.

The following table summarizes information in regards to loans classified as troubled debt restructurings during the nine months ended September 30, 2014:

(Dollars in Thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Real estate:
Single Family	1	$464	$500
Commercial	1	$102	$102

There were no troubled debt restructurings with a payment default, with the payment default occurring within 12 months of restructure and payment default occurring, during the nine months ended September 30, 2014.

At September 30, 2014, the Company had twelve loans classified as performing troubled debt restructurings consisting of three single-family real estate loans which amounted to $854,000 and nine commercial real estate loans which amounted to $3.9 million. Two of the three single-family real estate loans, which amounted to $354,000 were classified as special mention in the Company’s allowance for loan losses and have no allowance against them. One of the three single family real estate loans, in the amount of $500,000 was classified as substandard and had no allowance against it. Two of the nine commercial real estate loans, in the amount of $505,000 was classified as special mention and had no allowance against it. Two of the nine commercial real estate loans, which amounted to $401,000 are classified as special mention in the Company’s allowance for loan losses and have a $5,000 allowance against them. Two of the nine commercial real estate loans, which amounted to $765,000 are classified as substandard in the Company’s allowance for loan losses and have a no allowance against them. Three of the nine commercial real estate loans, which amounted to $2.2 million are classified as substandard in the Company’s allowance for loan losses and have a $208,000 allowance against them. All such loans have been performing in accordance with their restructured terms and conditions. At September 30, 2014, the Company had one single-family real estate nonperforming loan classified as a troubled debt restructuring in the amount of $191,000. The single-family real estate loan was classified as substandard in the Company’s allowance for loan losses and had a $15,000 allowance against it. Substantially all of the troubled debt restructurings consisted of changes in interest rates and no principal was forgiven.

The following table summarizes information in regards to loans classified as troubled debt restructurings during the nine months ended September 30, 2013:

(Dollars in Thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Real estate:
Commercial	2	$891	$921

There were no troubled debt restructurings with a payment default, with the payment default occurring within 12 months of restructure, and payment default occurring during the nine months ended September 30, 2013.

At September 30, 2013, the Company had three single-family real estate loans with a carrying value of $555,000 and eleven commercial real estate loans with a carrying value of $5.8 million classified as troubled debt restructurings. Of the three single-family real estate loans, two were classified as special mention and one as substandard in the Company’s allowance for loan losses, are to two borrowers, and had a total allowance of $18,000 against them. Of the eleven commercial real estate loans, six were classified as special mention and five were classified as substandard in the Company’s allowance for loan losses. The six loans classified as special mention loans are to two borrowers and have a total allowance of $73,000 against them. The five loans classified as substandard are to five borrowers and have a total allowance of $514,000 against them. Substantially all of the troubled debt restructurings consisted of changes in interest rates and no principal was forgiven.

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

At December 31, 2013, the Company had eleven loans classified as performing troubled debt restructurings consisting of two single-family real estate loans which amounted to $361,000 and nine commercial real estate loans which amounted to $4.5 million. The two single-family real estate loans were classified as special mention in the Company’s allowance for loan losses and have no allowance against them. Five of the nine commercial real estate loans, which amounted to $1.5 million are classified as special mention in the Company’s allowance for loan losses and have a $57,000 allowance against them. Four of the nine commercial real estate loans, which amounted to $3.0 million are classified as substandard in the Company’s allowance for loan losses and have a $220,000 allowance against them. All such loans have been performing in accordance with their restructured terms and conditions. At December 31, 2013, the Company had one single-family real estate nonperforming loan classified as a troubled debt restructuring in the amount of $191,000. The single-family real estate loan was classified as substandard in the Company’s allowance for loan losses and had a $18,000 allowance against it. Substantially all of the troubled debt restructurings consisted of changes in interest rates and no principal was forgiven.

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

A summary of the status of the shares under the 2011 RRP as of September 30, 2014 and changes during the three months ended September 30, 2014 are presented below:

	Three Months Ended September 30, 2014
		Weighted
	Number of	average grant
	Shares	date fair value

Restricted at the beginning of period	122,890	$11.22
Granted	—	—
Vested	38,180	$11.07
Forfeited	—	—
Restricted at the end of period	84,710	$11.47

A summary of the status of the shares under the 2011 RRP as of September 30, 2014 and changes during the nine months ended September 30, 2014 are presented below:

	Nine Months Ended September 30, 2014
		Weighted
	Number of	average grant
	shares	date fair value

Restricted at the beginning of period	135,070	$11.22
Granted	—	—
Vested	50,360	$11.07
Forfeited	—	—
Restricted at the end of period	84,710	$11.47

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

Compensation expense on 2011 RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three months ended September 30, 2014, approximately 9,993 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $107,000 in compensation expense with a related tax benefit of $36,000. During the nine months ended September 30, 2014, approximately 40,008 shares were amortized to expense, based on the proportional and accelerated vesting of the awarded shares, resulting in recognition of approximately $429,000 in compensation expense with a related tax benefit of $146,000. Of the $429,000 in compensation expense, approximately $102,000 related to the accelerated vesting of certain awarded shares. During the three months ended September 30, 2013, approximately 10,560 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $112,000 in compensation expense with a related tax benefit of $38,000. During the nine months ended September 30, 2013, approximately 31,680 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $336,000 in compensation expense with a related tax benefit of $114,000. As of September 30, 2014, approximately $803,000 in additional compensation expense is scheduled to be recognized over the remaining vesting period of 2.5 years. Under the terms of the 2011 RRP, any unvested 2011 RRP awards will become fully vested upon a change in control of the Company resulting in the full recognition of any unrecognized expense.

Stock Options

In July 2011, the shareholders of the Company also approved the adoption of the 2011 Stock Option Plan (the “2011 Option Plan”). Pursuant to the 2011 Option Plan, options to acquire 325,842 shares of common stock may be granted to employees and directors. Under the 2011 Option Plan, options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. On July 20, 2011, July 20, 2012, and December 11, 2013 options to purchase 277,750, 9,500, and 38,500 shares of common stock were awarded, respectively. As of September 30, 2014, a total of 92 shares of common stock have been reserved for future grant pursuant to the 2011 Option Plan.

A summary of the status of the Company’s stock options under the 2011 Option Plan as of September 30, 2014, and changes during the three and nine months ended September 30, 2014, is presented below:

	Three Months Ended September 30, 2014
		Weighted
	Number of	average
	shares	exercise price

Options outstanding at the beginning of period	325,750	$11.60
Granted	—	—
Exercised	—	—
Vested	—	—
Forfeited	—	—
Options outstanding at the end of period	325,750	$11.60
Exercisable at end of the period	184,200	$11.60

	Nine Months Ended September 30, 2014
		Weighted
	Number of	average
	shares	exercise price

Options outstanding at the beginning of period	325,750	$11.60
Granted	—	—
Exercised	—	—
Vested	—	—
Forfeited	—	—
Options outstanding at the end of period	325,750	$11.60
Exercisable at end of the period	184,200	$11.60

The fair value of each option grant is estimated using the Black-Scholes pricing model with the following weighted average assumptions for the options granted in 2011: dividend yield of 2.0%, risk-free interest rate of 1.58%, expected life of 7.0 years, and volatility of 30.34%. The calculated fair value of options granted in 2011 was $2.99. The fair value of each option grant is estimated using the Black-Scholes pricing model with the following weighted average assumptions for the options granted in 2012: dividend yield of 2.0%, risk-free interest rate of 0.71%, expected life of 7.0 years, and volatility of 28.87%. The calculated fair value of options granted in 2012 was $3.08. The fair value of each option grant is estimated using the Black-Scholes pricing model with the following weighted average assumptions for the options granted in 2013: dividend yield of 2.0%, risk-free interest rate of 1.53%, expected life of 7.0 years, and volatility of 28.35%. The weighted average contractual term of the options was 7.75 years at September 30, 2014.

During the three months ended September 30, 2014, approximately $46,000 was recognized in compensation expense, with a related $16,000 tax benefit, for the 2011 Option Plan. During the nine months ended September 30, 2014, approximately $170,000 was recognized in compensation expense, with a related $58,000 tax benefit, for the 2011 Option Plan. Of the $169,000 recognized, approximately $31,000 related to the accelerated vesting of certain awards. At September 30, 2014, approximately $398,000 in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 2.5 years. During the three months ended September 30, 2013, approximately $41,000 was recognized in compensation expense, with a related $14,000 tax benefit, for the 2011 Option Plan. During the nine months ended September 30, 2013, approximately $124,000 was recognized in compensation expense, with a related $42,000 tax benefit, for the 2011 Option Plan.

(12) Contingent Obligations

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued unconditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $987,000 at September 30, 2014 and $1.5 million at December 31, 2013 and represent the maximum potential future payments the Company could be required to make. The value of the contingent obligations approximates their fair value. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

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

Income Taxes. Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. As of September 30, 2014, the Company had no net operating loss carryforwards for federal income tax purposes, and approximately $1.1 million in capital loss carryforwards expiring over the next three years. In December 2013, the Company recorded a full valuation allowance for such capital loss carryforwards as it is more likely than not the Company will be unable to realize these benefits. As of September 30, 2014, the Company had approximately $4.0 million of state net operating loss carryforwards expiring from 2019 through 2030. The Company recorded a full valuation allowance for these carryforwards as projected state income at the Company is not anticipated to be sufficient to realize these benefits.

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

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Total assets decreased $2.0 million or 0.5% to $423.5 million at September 30, 2014 compared to $425.5 million at December 31, 2013. This decrease was primarily due to a $1.4 million or 6.6% decrease in investment securities available for sale, a $1.2 million or 26.5% decrease in mortgage-backed securities available for sale, a $1.2 million or 4.2% decrease in investment securities held to maturity, a $128,000 or 0.3% decrease in total cash and cash equivalents, a $863,000 or 27.0% decrease in OREO, and a $558,000 or 35.8% decrease in prepaid and other assets. These decreases were partially offset by a $3.1 million or 1.0% increase in net loans receivable and a $212,000 or 1.7% increase in Bank owned life insurance.

Total liabilities increased $2.5 million or 0.7% to $357.8 million at September 30, 2014 compared to $355.3 million at December 31, 2013. This increase was primarily due to a $2.5 million or 0.8% increase in interest bearing deposits and a $784,000 or 4.8% increase in non-interest bearing deposits. These increases were partially offset by a $911,000 or 26.5% decrease in other borrowings.

Stockholders’ equity decreased $4.5 million to $65.7 million as of September 30, 2014 compared to $70.2 million at December 31, 2013. The decrease was due to $6.8 million of treasury stock acquired combined with $668,000 in dividends paid. The decrease was partially offset by net income of $1.9 million for the nine months ended September 30, 2014.

Nonperforming assets decreased $1.3 million to $4.5 million or 1.06% of total assets at September 30, 2014 as compared to $5.7 million or 1.35% of total assets at December 31, 2013. The nonperforming assets at September 30, 2014 included $2.2 million in nonperforming loans and $2.3 million in other real estate owned. The decrease in nonperforming assets was primarily due to a $399,000 decrease in nonperforming loans and an $863,000 decrease in other real estate owned as of September 30, 2014. Overall, nonperforming loans included $1.1 million in single-family residential real estate loans, $810,000 in commercial real estate loans, and $258,000 in student loans, which are fully guaranteed by the U.S. Government. The Company continues to aggressively work towards the resolution of its nonperforming assets. The allowance for loan losses amounted to $4.4 million or 205.5% of nonperforming loans at September 30, 2014 as compared to $4.2 million or 166.7% of nonperforming loans at December 31, 2013.

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

Comparison of Results of Operations for the Three and Nine Months ended September 30, 2014 and September 30, 2013

General. Net income increased $161,000 or 30.2% to $694,000 or $0.18 per share (diluted) for the three months ended September 30, 2014 as compared to $533,000 or $0.11 per share (diluted) for the same period in 2013. The increase in net income was primarily due to a $64,000 or 1.5% increase in total interest and dividend income, a $29,000 or 4.8% decrease in total interest expense, a $50,000 or 33.3% decrease in the provision for loan losses, a $23,000 or 12.9% increase in other income, and a $116,000 or 4.0% decrease in other expense. These increases were partially offset by a $121,000 or 75.6% increase in income tax expense.

Net income increased $548,000 or 39.5% to $1.9 million or $0.47 per share (diluted) for the nine months ended September 30, 2014 as compared to $1.4 million or $0.28 per share (diluted) for the same period in 2013. The increase in net income was primarily due to an $237,000 or 1.9% increase in total interest and dividend income, a $207,000 or 10.9% decrease in total interest expense, a $100,000 or 22.2% decrease in the provision for loan losses, a $55,000 or 9.9% increase in other income, and a $360,000 or 4.0% decrease in other expense. These increases were partially offset by a $411,000 or 126.1% increase in income tax expense.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $93,000 or 2.6% to $3.7 million during the three months ended September 30, 2014 as compared to the same period in 2013. The increase in net interest income was primarily due to a $64,000 or 1.5% increase in interest income on interest-earnings assets and a $29,000 or 4.8% decrease in interest expense on interest bearing liabilities. As a result, the interest rate spread increased 21 basis points from 3.29% for the three months ended September 30, 2013 to 3.50% for the three months ended September 30, 2014.

Net interest income increased $444,000 or 4.2% to $11.0 million during the nine months ended September 30, 2014 as compared to the same period in 2013. The increase in net interest income was primarily due to a $237,000 or 1.9% increase in interest income on interest-earnings assets and a $207,000 or 10.9% decrease in interest expense on interest bearing liabilities. As a result, the interest rate spread increased 35 basis points from 3.16% for the nine months ended September 30, 2013 to 3.51% for the nine months ended September 30, 2014.

Based on the current economic environment and market competition, management anticipates pressure on the interest rate spread for the remainder of 2014 which may negatively impact net interest income.

Interest Income. Interest income increased $64,000 or 1.5% to $4.2 million for the three months ended September 30, 2014, compared to the same period in 2013. The increase was due to a $85,000 or 2.2% increase in interest income on loans and a $18,000 or 7.3% increase in interest income on investment securities, partially offset by a $21,000 or 39.6% decrease in interest income on mortgage-backed securities, and a $18,000 or 39.1% decrease in interest income earned on balances due from depository institutions. The increase in interest income on loans was due to a $15.6 million or 5.4% increase in the average balance of loans outstanding, partially offset by a 16 basis point or 3.0% decrease in the average yield. The increase in interest income on investment securities was due to a $2.5 million or 5.5% increase in the average balance of investment securities and a 3 basis point or 1.4% increase in the average yield earned. The decrease in interest income on mortgage-backed securities was due to a $1.9 million or 34.4% decrease in the average balance of mortgage-backed securities and a 30 basis point or 8.0% decrease in the average yield earned. The decrease in interest income on balances due from depository institutions was due to a $28.9 million or 37.6% decrease in the average balance of balances due from depository institutions and a 1 basis point or 4.2% decrease in the average yield earned.

Interest income increased $237,000 or 1.9% to $12.7 million for the nine months ended September 30, 2014, compared to the same period in 2013. The increase was due to a $292,000 or 2.6% increase in interest income on loans and a $108,000 or 15.1% increase in interest income on investment securities, partially offset by a $74,000 or 40.7% decrease in interest income on mortgage-backed securities and a $89,000 or 53.9% decrease in interest income earned on balances due from depository institutions. The increase in interest income on loans was due to a $20.5 million or 7.2% increase in the average balance of loans outstanding, partially offset by a 23 basis point or 4.3% decrease in the average yield. The increase in interest income on investment securities was due to an $8.3 million or 20.2% increase in the average balance of investment securities, partially offset by a 9 basis point or 3.9% decrease in the average yield earned. The decrease in interest income on mortgage-backed securities was due to a $2.3 million or 36.2% decrease in the average balance of mortgage-backed securities and a 26 basis point or 6.9% decrease in the average yield earned. The decrease in interest income on balances due from depository institutions was due to a $48.6 million or 52.2% decrease in the average balance of balances due from depository institutions and a 1 basis point or 4.2% decrease in the average yield earned.

Interest Expense. Interest expense decreased $29,000 or 4.8% to $576,000 for the three months ended September 30, 2014, compared to the same period in 2013. This decrease was primarily due to a $29,000 or 4.8% decrease in interest expense on deposits. The decrease in interest expense on deposits was due to a $6.3 million or 1.9% decrease in the average balance of deposits and a 2 basis point or 2.8% decrease in the rates paid on deposits.

Interest expense decreased $207,000 or 10.9% to $1.7 million for the nine months ended September 30, 2014, compared to the same period in 2013. This decrease was primarily due to a $207,000 or 10.9% decrease in interest expense on deposits. The decrease in interest expense on deposits was due to a $13.3 million or 3.9% decrease in the average balance of deposits and a 5 basis point or 6.9% decrease in the rates paid on deposits.

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

	Three Months Ended September 30,
	2014			2013
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$305,591	$3,922	5.13%	$289,947	$3,837	5.29%
Mortgage-backed securities (3)	3,696	32	3.46	5,631	53	3.76
Investment securities (3)	48,083	265	2.20	45,578	247	2.17
Due from depository institutions	47,951	28	0.23	76,861	46	0.24
Total interest-earning assets	405,321	4,247	4.19	418,017	4,183	4.00
Noninterest-earning assets	21,978			23,147
Total assets	$427,299			$441,164

Interest-bearing liabilities:
Deposits	$332,077	575	0.69	$338,415	604	0.71
Other borrowings	2,038	1	0.20	2,220	1	0.18
Total interest-bearing liabilities	334,115	576	0.69	340,635	605	0.71
Noninterest-bearing
Liabilities	27,667			21,976
Total liabilities	361,782			362,611
Stockholders’ equity	65,517			78,553
Total liabilities and stockholders’ equity	$427,299			$441,164

Net interest-earning assets	$71,206			$77,382
Net interest income/interest rate spread		$3,671	3.50%		$3,578	3.29%
Net yield on interest- earning assets (2)			3.62%			3.42%

1.	Nonaccrual loans and loan fees have been included.
2.	Net interest income divided by interest-earning assets.
3.	The indicated yields are not reflected on a tax equivalent basis.

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

	Nine Months Ended September 30,
	2014			2013
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$305,560	$11,659	5.09%	$285,022	$11,367	5.32%
Mortgage-backed securities (3)	4,103	108	3.51	6,429	182	3.77
Investment securities (3)	49,538	823	2.22	41,215	715	2.31
Due from depository institutions	44,631	76	0.23	93,274	165	0.24
Total interest-earning assets	403,832	12,666	4.18	425,940	12,429	3.89
Noninterest-earning assets	22,622			23,302
Total assets	$426,454			$449,242

Interest-bearing liabilities:
Deposits	$331,639	1,683	0.68	$344,977	1,890	0.73
Other borrowings	2,422	4	0.22	2,592	4	0.21
Total interest-bearing liabilities	334,061	1,687	0.67	347,569	1,894	0.73
Noninterest-bearing Liabilities	25,101			22,195
Total liabilities	359,162			369,764
Stockholders’ equity	67,292			79,478
Total liabilities and stockholders’ equity	$426,454			$449,242

Net interest-earning assets	$69,771			$78,371
Net interest income/interest rate spread		$10,979	3.51%		$10,535	3.16%
Net yield on interest- earning assets (2)			3.62%			3.30%

1.	Nonaccrual loans and loan fees have been included.
2.	Net interest income divided by interest-earning assets.
3.	The indicated yields are not reflected on a tax equivalent basis.

Provision for Loan Losses. The provision for loan losses amounted to $100,000 for the three months ended September 30, 2014 as compared to $150,000 for the three months ended September 30, 2013. The provision for loan losses amounted to $350,000 for the nine months ended September 30, 2014 as compared to $450,000 for the nine months ended September 30, 2013. Such provisions were primarily to maintain an allowance reserve level deemed appropriate by management in light of factors such as the level of nonperforming loans and the current economic environment.

Other Income. Other income was $202,000 for the three months ended September 30, 2014 as compared to $179,000 for the same period in 2013. The increase was primarily the result of an $8,000 or 12.7% increase in service charges on deposit accounts and a $19,000 or 43.2% increase in other fee income. These increases were partially offset by a $5,000 or 6.9% decrease in income from the increase in cash surrender value of bank owned life insurance.

Other income was $611,000 for the nine months ended September 30, 2014 as compared to $556,000 for the same period in 2013. The increase was primarily the result of $28,000 of rental income from OREO for the nine months end September 30, 2014 compared to no rental income from OREO for the nine months ended September 30, 2013, a $11,000 or 5.8% increase in service charges on deposit accounts and a $11,000 gain on the sale of premises and equipment compared to no gain for the nine months ended September 30, 2013. These increases were partially offset by a partially offset by a $12,000 or 5.4% decrease in income from the increase in cash surrender value of bank owned life insurance.

Other Expenses. Other expenses decreased $116,000 or 4.0% to $2.8 million for the three months ended September 30, 2014 compared to the same period in 2013. The decrease was primarily due to a $87,000 or 5.1% decrease in salary and employee benefits, a $41,000 or 8.7% decrease in occupancy and equipment expense, an $17,000 or 21.8% decrease in FDIC deposit insurance premiums, a $35,000 or 30.2% decrease in advertising and marketing expense, and a $53,000 or 28.5% decrease in professional fees. These decreases were partially offset by a $75,000 or 258.6% increase in loan and OREO expense and a $42,000 or 15.8% increase in other expense. The increase in loan and OREO expense resulted from the foreclosure and acquisition of a commercial real estate property that accumulated several years of delinquent real estate taxes.

Other expenses decreased $360,000 or 4.0% to $8.6 million for the nine months ended September 30, 2014 compared to the same period in 2013. The decrease was primarily due to a $155,000 or 3.0% decrease in salary and employee benefits, a $79,000 or 5.6% decrease in occupancy and equipment expense, a $21,000 or 9.1% decrease in FDIC deposit insurance premiums, a $75,000 or 23.5% decrease in advertising and marketing expense, and a $169,000 or 29.2% decrease in professional fees. These decreases were partially offset by an $88,000 or 106.0% increase in loan and OREO expense, an $11,000 or 10.4% increase in the provision for OREO and a $42,000 or 5.0% increase in other expense.

Income Tax Expense. Income tax expense amounted to $281,000 and $160,000 for the three months ended September 30, 2014 and 2013, respectively, resulting in effective tax rates of 28.8% and 23.1%, respectively. Income tax expense amounted to $737,000 and $326,000 for the nine months ended September 30, 2014 and 2013, respectively, resulting in effective tax rates of 27.6% and 19.0%, respectively. The increase in income tax expense was primarily due to a higher amount of income before income taxes.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of the Company’s cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations. Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition. Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors. Any excess funds are invested in overnight and other short-term interest-earning accounts. Cash flows are generated through the retail deposit market, the Company’s traditional funding source, for use in investing activities. In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement. At September 30, 2014, the Company had no outstanding advances and approximately $181.3 million of additional borrowing capacity from the FHLB of Pittsburgh. Further, the Company has access to the Federal Reserve Bank discount window. At September 30, 2014, no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company. At September 30, 2014, the total approved loan commitments outstanding amounted to $3.5 million. At the same date, commitments under unused lines of credit amounted to $36.0 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2014 totaled $117.8 million. Management believes that a significant portion of maturing deposits will remain with the Company. For the three and nine month periods ended September 30, 2014, there were no material changes in contractual obligations that were outside of the ordinary course of business. Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

Item 1A. Risk Factors

Not Applicable as the Company is a Smaller Reporting Company

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

July 2014	34,732	$15.98	34,732	79,317
August 2014	—	—	—	44,585
September 2014	—	—	—	44,585

Totals	34,732	$15.98	34,732	44,585

(1)	All shares were repurchased under the Company’s announced repurchase program. On December 12, 2013, the Company announced a program to repurchase up to 451,730 shares, or 10% of its outstanding common stock. The program will expire on December 12, 2014, and all shares will be purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant. On July 24, 2014 the Company announced a new stock repurchase program of up to 100,000 shares of common stock upon completion of the existing program.

Item 3.        Defaults Upon Senior Securities

Not Applicable

Item 4.      Mine Safety Disclosures

Not Applicable

Item 5.       Other Information

None

Item 6.      Exhibits

The following exhibits are filed herewith:

Ex. No.	Description

10.1	Amendment No. 1 to the Participation Agreement between Alliance Bank and Dennis Cirucci, dated September 24, 2014, under the Alliance Bank Supplemental Executive Retirement Plan
10.2	Amendment No. 1 to the Participation Agreement between Alliance Bank and Peter Meier, dated September 24, 2014, under the Alliance Bank Supplemental Executive Retirement Plan
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer
101.1.INS	XBRL Instance Document
101.2.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: November 10, 2014	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci, President
and Chief Executive Officer

Date: November 10, 2014	By:	/s/ Peter J. Meier
Peter J. Meier, Executive Vice President and Chief Financial Officer

