Form 10-K
period 2014-12-31
Alliance Bancorp, Inc. of Pennsylvania
filed 2015-03-25
CIK 1500711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

As of June 30, 2014, the aggregate value of the 3,386,175 shares of Common Stock of Alliance Bancorp, Inc. of Pennsylvania, which excludes 675,716 shares held by all directors and officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") as a group, was approximately $55.0 million. This figure is based on the last trade price of $16.24 per share of the Registrant's Common Stock on June 30, 2014. Although directors and officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

The number of shares outstanding of Common Stock of the Registrant as of March 2, 2015, was 4,026,699.

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

Alliance Bank operates a total of eight banking offices located in Delaware and Chester Counties, Pennsylvania, which are suburbs of Philadelphia. Our primary business consists of attracting deposits from the general public and using those funds, together with funds we borrow, to originate loans to our customers and invest in securities such as U.S. Government and agency securities, mortgage-backed securities and municipal obligations. At December 31, 2014, the Company had $420.8 million of total assets, $344.8 million of total deposits and stockholders’ equity of $66.5 million.

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

Recent Development – Agreement with WSFS Financial Corporation

On March 3, 2015, the Company announced that it entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with WSFS Financial Corporation (“WSFS”) providing for, among other things, the merger of the Company with and into WSFS (the “Merger”) and the merger of the Bank with and into Wilmington Savings Fund Society, FSB, a federal savings bank and wholly owned subsidiary of WSFS. Under the terms of the Merger Agreement, all shares of common stock of the Company will be exchanged in the aggregate for approximately $26.6 million in cash and 816,151 shares of WSFS common stock. Each stockholder of the Company will be able to elect to receive, for each share of common stock of the Company, either 0.28955 shares of WSFS common stock or $22.00 in cash. The Merger is subject to customary closing conditions, including regulatory approvals and approval from the shareholders of the Company.

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

Lending Activities

General. At December 31, 2014, the Company's total portfolio of loans receivable amounted to $311.0 million, or 73.9%, of the Company's $420.8 million of total assets at such time. Over the past 16 years, the Company has placed an emphasis on loans secured by commercial real estate properties. Consistent with such approach, commercial real estate loans amounted to $121.1 million or 38.9% of the total loan portfolio at December 31, 2014 while single family residential mortgage loans amounted to $121.3 million or 39.0% of the total loan portfolio. To a lesser extent, the Company also originates multi-family loans, land and construction loans, consumer loans and commercial business loans. At December 31, 2014, such loan categories amounted to $24.5 million, $25.9 million, $3.8 million and $14.4 million, respectively, or 7.8%, 8.3%, 1.2% and 4.6% of the total loan portfolio, respectively.

The Company intends to continue the origination of single-family residential mortgage loans as well as the origination of commercial real estate loans. For the year ended December 31, 2014, the Company’s single-family mortgage loans decreased by $2.9 million or 2.3% to $121.3 million. For the year ended December 31, 2014 the Company’s commercial real estate loans decreased by $1.7 million or 1.4% to $121.1 million.

More recently, the Company has increased the originations of both residential and commercial construction real estate loans as well as commercial business loans. For the year ended December 31, 2014 total real estate construction loans increased $6.1 million or 30.9% to $25.9 million. For the year ended December 31, 2014 commercial business loans increased by $4.0 million or 38.4% to $14.4 million.

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

	December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
Single-family (1)	$121,336	39.02%	$124,223	40.88%	$126,676	44.48%	$118,059	40.76%	$114,985	39.44%
Multi-family (2)	24,512	7.88	22,181	7.30	20,935	7.35	10,757	3.71	6,293	2.16
Commercial	121,069	38.94	122,814	40.41	111,309	39.09	130,191	44.95	131,509	45.11
Land and construction: (3)
Residential	6,824	2.19	4,035	1.33	2,198	0.77	7,369	2.54	8,881	3.05
Commercial	19,078	6.13	15,757	5.18	8,456	2.97	7,226	2.49	14,876	5.10
Total real estate loans	289,819	94.16	289,010	95.10	269,574	94.66	273,602	94.45	276,544	94.86

Consumer:
Student	3,550	1.14	4,239	1.39	5,021	1.77	6,178	2.13	6,747	2.31
Savings account	161	0.05	223	0.08	297	0.10	398	0.14	362	0.13
Other	47	0.02	33	0.01	30	0.01	40	0.01	43	0.02
Total consumer loans	3,758	1.21	4,495	1.48	5,348	1.88	6,616	2.28	7,152	2.46

Commercial business loans	14,402	4.63	10,403	3.42	9,852	3.46	9,481	3.27	7,822	2.68

Total loans receivable	310,979	100.00%	303,908	100.00%	284,774	100.00%	289,699	100.00%	291,518	100.00%
Less:
Deferred fees	735		788		979		402		372
Allowance for loan losses	4,465		4,243		4,919		4,000		5,090

Loans receivable, net	$305,779		$298,877		$278,876		$285,297		$286,056

(1)	At December 31, 2014, 2013, 2012, 2011, and 2010, includes $12.2 million, $12.5 million, $13.9 million, $17.1 million, and $18.6 million, respectively, of home equity loans and lines.

(2)	At December 31, 2014, 2013, 2012, 2011, and 2010, includes $4.8 million, $8.0 million, $4.3 million, $4.5 million, and $5.1 million, of loans reclassified from commercial real estate loans and land and construction loans to multi-family loans.

(3)	At December 31, 2014, 2013, 2012, 2011, and 2010, excludes $18.1 million, $14.2 million, $8.8 million, $4.2 million, and $5.9 million, respectively, of undisbursed funds on land and construction loans.

Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company's loans receivable at December 31, 2014. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less. Adjustable-rate loans are reported on a contractual basis rather than on a repricing basis. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company's loan portfolio.

	Real Estate Loans
	Single-family	Multi-family	Commercial	Land and Construction	Consumer Loans	Commercial Business Loans	Total
	(In Thousands)
Amounts due in:
One year or less	$6,567	$2,290	$15,988	$20,879	$10	$3,783	$49,517
After one year through three years	4,386	247	8,152	4,573	69	7,802	25,229
After three years through five years	9,139	9,400	15,127	450	436	2,637	37,189
After five years through fifteen years	67,925	12,030	72,240	—	3,036	180	155,411
Over fifteen years	33,319	545	9,562	—	207	—	43,633
Total (1)	$121,336	$24,512	$121,069	$25,902	$3,758	$14,402	$310,979

Interest rate terms on amounts due after one year:
Fixed	$101,627	$21,521	$86,295	$5,023	$42	$10,619	$225,127
Adjustable	$13,142	$701	$18,786	—	$3,706	—	$36,335

(1)	Does not include the effects relating to the allowance for loan losses and unearned income.

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

The following table shows origination, purchase and sale activity of the Company with respect to its loans during the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)

Real estate loan originations:
Single-family (1)	$10,401	$12,740	$13,894
Multi-family	—	—	—
Commercial	19,554	34,497	27,998
Land and construction:
Residential	10,296	20,429	13,476
Commercial	9,860	14,616	10,037
Total real estate loan originations	50,111	82,282	65,405

Consumer originations:
Savings account	62	96	104
Other	1	—	—
Total consumer loan originations	63	96	104

Commercial business originations	4,805	1,996	1,945
Total loan originations	54,979	84,374	67,454

Purchase of real estate loans:
Single-family	—	—	—
Multi-family	—	—	—
Residential construction	—	—	—
Commercial	—	893	128
Commercial construction	4,351	—	—
Total real estate loan purchases	4,351	893	128
Total loan originations and purchases	59,330	85,267	67,582

Less:
Principal loan repayments	(51,735)	(61,981)	(68,536)
Transfers to OREO	(243)	(2,385)	(4,442)
Loans and participations sold	—	—	—
Other, net (2)	(450)	(900)	(1,025)

Net increase (decrease)	$6,902	$20,001	$(6,421)

(1)	Includes $545,000, $538,000, and $719,000 of home equity lines of credit originated during the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	Includes provision for loan losses.

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

The Company’s single-family loan originations amounted to $10.4 million and $12.7 million during 2014 and 2013, respectively. When possible, we emphasize the origination of single-family residential adjustable-rate mortgage loans (“ARMs”). Originations of such loans amounted to $-0- and $125,000 during 2014 and 2013, respectively. We also originate fixed-rate single-family residential real estate loans with terms of five, ten, 15, 20, 25 and 30 years. In the past, as part of our asset/liability strategies, fixed rate residential mortgage loans with terms greater than 15 years have been originated pursuant to commitments to sell such loans to correspondent mortgage-banking institutions in order to reduce the proportion of the loan portfolio comprised of such assets and reduce our interest rate risk. Loans were sold without any recourse to the Company by the purchaser in the event of default on the loan by the borrower and are generally sold with servicing released. We had no sales of residential mortgage loans for the years ended December 31, 2014 and December 31, 2013. More recently the Company has been originating and portfolioing a 30 year fixed rate single-family loan with a balloon payment due in 10 or 15 years.

In accordance with the Company’s increased emphasis on commercial real estate loan originations in recent years, such originations amounted to $19.6 million and $34.5 million during 2014 and 2013, respectively. In addition, land and construction loan originations amounted to $20.2 million and $35.1 million during 2014 and 2013, respectively.

Since 1999, the Company has originated some single-family residential loan products to borrowers that did not meet the underwriting criteria of the Federal Home Loan Mortgage Corporation (‘FHLMC”) and the Federal National Mortgage Association (“FNMA”) and where the borrower’s credit score is below 660. The Company recognizes that these loans, which are considered subprime loans, have additional risk factors as compared to typical single-family residential lending. These loans are generally not saleable in the secondary market due to the credit risk characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. At December 31, 2014 and 2013, the Company’s single-family loan portfolio included $14.1 million or 11.6% and $15.5 million or 12.4%, respectively, of such subprime loans. The Company reported $435,000 or 3.1% and $433,000 or 2.8% of these loans as nonperforming at December 31, 2014 and December 31, 2013, respectively. The Company recognizes the additional risk factors associated with subprime lending and utilizes a higher risk-weighting factor in maintaining its allowance for loan losses with respect to these loans. In addition, management calculates and reports the delinquency ratio of its subprime loan portfolio to the Board of Directors on a monthly basis.

Historically, we have not been an active purchaser of loans. However, we purchased $4.4 million of loans during the year ended December 31, 2014 and $893,000 during the year ended December 31, 2013. Substantially all of our purchased loans were secured by properties located in Pennsylvania. As of December 31, 2014, the outstanding balance of our purchased loans amounted to $2.6 million and included $290,000 of multifamily real estate loans, $171,000 of single-family residential real estate loans, and $1.7 million of commercial real estate loans.

As a Pennsylvania-chartered savings bank, Alliance Bank is not subject to any specific regulatory limits on the size of the loans that it may originate. However, we generally have adhered to an “in-house” policy limit that loans outstanding to any one borrower including such borrower’s affiliates will not exceed 15% of the Bank’s capital.

Single-Family Residential Real Estate Loans. The Company originates residential loans secured primarily by first mortgage liens on existing single-family residences. The Company also originates shorter term home equity loans which may be secured by first or second mortgages. At December 31, 2014, $121.3 million or 39.0% of the Company's total loan portfolio consisted of single-family residential real estate loans. Of the $121.3 million of such loans at December 31, 2014, $13.7 million or 11.3% had adjustable rates of interest and $107.6 million or 88.7% had fixed rates of interest.

The Company’s ARMs typically provide for an interest rate which adjusts every year after an initial period of three, five, seven or ten years in accordance with a designated index (the national monthly median cost of funds or the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year) plus a margin. Such loans are typically based on a 30-year amortization schedule. The amount of any increase or decrease in the interest rate is presently limited to 200 basis points per year, with a limit of 600 basis points over the life of the loan. The Company has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. The adjustable-rate loans offered by the Company, like many other financial institutions, provide for initial rates of interest below the rates which would prevail when the index used for repricing is applied. However, the Company underwrites loans on the basis of the borrower's ability to pay at the initial rate which would be in effect without the discount. Although the Company continues to offer ARMs, such loan products have not been as attractive due to the lower interest rate environment which has prevailed since the recession, resulting in a greater demand for fixed rate loans.

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

The Company has continued to originate a limited amount of fixed-rate mortgage loans with terms up to 30 years. Generally, the Company emphasizes the origination of fixed-rate loans with terms of 15 years or less for its portfolio. In addition, while the Company offers balloon loans with five, seven, ten, and 15 year terms based on a 20 to 30 year amortization schedule, the Company has only originated a small amount of such loans. Many of these types of loans may not qualify under the new regulatory guidelines known as “qualified residential mortgages” (QRM) after December 31, 2015. As a result of these new rules the Company is reevaluating the risks associated with making loans that are outside “QRM” guidelines which although are permissible result in other types of risks.

The Company also offers home equity loans with fixed rates of interest and terms of 15 years or less. The Company does not require that it hold the first mortgage on the secured property; however, the balance on all mortgages on the secured property cannot exceed 90% of the value of the secured property. At December 31, 2014, the Company held a first lien on a majority of the properties securing home equity loans from the Company. At December 31, 2014, home equity loans and lines amounted to $12.2 million or 3.9% of the total loan portfolio, which are included in single family loans.

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

Multi-Family Residential and Commercial Real Estate Loans. The Company originates and, to a lesser extent, purchases mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At December 31, 2014, $24.5 million or 7.9% of the Company's total loan portfolio consisted of loans secured by existing multi-family residential real estate. At December 31, 2014, $121.1 million or 38.9% of the Company's total loan portfolio consisted of loans secured by commercial real estate.

The majority of the Company's multi-family residential loans are secured primarily by multi-unit residential and apartment buildings, while the Company’s commercial real estate loans are primarily secured by office buildings, hotels, small retail establishments, restaurants and other facilities. These types of properties constitute the majority of the Company's commercial real estate loan portfolio. The majority of the multi-family residential and commercial real estate loan portfolio at December 31, 2014 was secured by properties located in the Company’s primary market area. As of December 31, 2014, the five largest multi-family residential and commercial real estate loan relationships had outstanding balances of $11.4 million, $8.5 million, $7.0 million, $6.4 million and $5.0 million, respectively, all of which were performing in accordance with their terms and were current at such date.

Multi-family residential and commercial real estate loans are made on terms up to 30 years, some of which include call or balloon provisions ranging from five to 15 years. The Company will originate and purchase these loans either with fixed interest rates or with interest rates which adjust in accordance with a designated index. Loan to value ratios on the Company's multi-family residential and commercial real estate loans are typically limited to 75% of appraised value at the time the loan is granted. As part of the criteria for underwriting multi-family residential and commercial real estate loans, the Company generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.20. It is also the Company's general policy to obtain corporate or personal guarantees, as applicable, on its multi-family residential and commercial real estate loans from the principals of the borrower.

Multi-family residential and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family and commercial real estate as well as economic conditions generally. At December 31, 2014, the Company had no nonperforming multi-family residential loans and three nonperforming commercial real estate loans with balances of $849,000. At December 31, 2014, the Company had no multi-family loans and ten commercial real estate loans in the amount of $6.0 million that were considered performing troubled debt restructurings.

Construction Loans. The Company also originates residential and commercial construction loans, and to a limited degree, land acquisition and development loans. Construction loans are classified as either residential construction loans or commercial real estate construction loans at the time of origination, depending on the nature of the property securing the loan. The Company's construction lending activities generally are limited to the Company's primary market area. At December 31, 2014, construction loans amounted to $25.9 million or 8.3% of the Company's total loan portfolio, which consisted of $6.8 million of residential and $19.1 million of commercial real estate construction loans.

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

The Company’s commercial construction loans are generally made to local developers and others for the purpose of developing commercial real estate properties such as small office buildings and hotels, storage facilities and commercial building renovations. The application, credit review and disbursement process are similar to those mentioned above for the Company’s residential construction loans. As of December 31, 2014 the five largest real estate construction loans had outstanding balances of $3.9 million, $3.1 million, $2.1 million, $2.1 million, and $1.1 million, respectively, all of which were performing in accordance with their terms and were current at such date.

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

The Company has attempted to minimize the foregoing risks by, among other things, limiting the number of units built to one or two sample units plus any units under agreement of sale and limiting the extent of its construction lending. The Company’s underwriting guidelines impose stringent loan-to-value, debt service, borrower liquidity, and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Company will do business and by working with builders with whom it has established relationships. At December 31, 2014, the Company had no nonperforming construction loans.

Consumer Loans. The Company offers consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than mortgage loans. The consumer loans presently offered by the Company include deposit account secured loans and lines of credit. The Company withdrew from providing student loans in 2010. Consumer loans amounted to $3.8 million or 1.2% of the total loan portfolio at December 31, 2014. Student loans amounted to $3.6 million or 1.1% of the total loan portfolio at December 31, 2014. Such loans were made to local students for a term of ten years, presently with adjustable interest rates. The interest rate is determined by the U.S. Department of Education. Loan repayment obligations do not begin until the student has completed his or her education. The principal and interest on such loans is guaranteed by the U.S. Government. Loans secured by deposit accounts amounted to $161,000 or 0.1% of the total loan portfolio at December 31, 2014. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. The Company believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to provide a full range of services to its customers. At December 31, 2014, there were 69 nonperforming student loans which amounted to $235,000, compared to 113 nonperforming student loans which amounted to $412,000 at December 31, 2013. All of these nonperforming student loans are fully guaranteed by the U.S. Government.

Commercial Business Loans. The Company has a commercial loan department, which provides a full range of commercial loan products to small business customers in its primary marketing area. These loans generally have shorter terms and higher interest rates as compared to mortgage loans. Such loans amounted to $14.4 million or 4.6% of the total loan portfolio at December 31, 2014 and were primarily secured by receivables, equipment, and other business assets.

Although commercial business loans generally are considered to involve greater credit risk than other certain types of loans, management intends to continue to offer commercial business loans to small businesses located in its primary market area. At December 31, 2014, the Company had no nonperforming commercial business loans.

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

Asset Quality

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. Generally, when a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. The Company does not accrue interest on real estate loans past due 90 days or more unless, in the opinion of management, the value of the property securing the loan exceeds the outstanding balance of the loan (principal, interest and escrows) and collection is in process. The Company provides an allowance for accrued interest deemed uncollectible. Such allowance amounted to approximately $35,000 at December 31, 2014 compared to $240,000 at December 31, 2013. Accrued interest receivable is reported net of the allowance for uncollected interest. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance of principal and interest can be reasonably expected.

Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold and is initially recorded at the fair value less cost to sell at the date of acquisition establishing a new cost basis. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their fair value. As of December 31, 2014, the Company had $1.3 million in OREO. The $1.3 million of OREO consists of two commercial real estate properties in the amount of $342,000, three improved single family building lots totaling $870,000, and one single family property in the amount of $63,000, substantially all of which are located within the Company’s primary market area.

Under accounting principles generally accepted in the United States of America ("GAAP"), the Company is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. At December 31, 2014, the Company had thirteen loans classified as performing troubled debt restructurings consisting of three single-family loans which amounted to $850,000 and ten commercial real estate loans which amounted to $6.0 million. All such loans have been performing in accordance with their restructured terms and conditions. At December 31, 2014, the Company had one single family real estate nonperforming loan classified as a troubled debt restructuring in the amount of $191,000.

Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2014, in dollar amounts and as a percentage of each category of the Company's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	30– 59 Days		60 – 89 Days		90 or More Days
		Percent		Percent		Percent
		of Loan		of Loan		of Loan
	Amount	Category	Amount	Category	Amount	Category
	(Dollars in Thousands)
Real estate:
Single-family	$346	0.29%	$146	0.12%	$1,082	0.89%
Multi-family	147	0.60	—	—	—	0.60
Commercial	832	0.69	427	0.35	347	0.29
Land and construction	—	—	—	—	—	—
Commercial business	9	0.06	—	—	—	—
Consumer	201	5.35	101	2.66	235	6.25

Total	$1,535		$674		$1,664

The following table sets forth the amounts and categories of the Company's nonperforming loans and assets at the dates indicated.

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)

Non-accruing loans:
Real estate:
Single-family	$391	$752	$664	$1,055	$74
Multi-family	—	—	—	—	—
Commercial	849	744	2,873	3,016	2,128
Land and construction	—	—	—	7,707	11,423
Commercial business	—	—	—	81	74
Consumer	—	—	—	—	—
Total non-accruing loans	1,240	1,496	3,537	11,859	13,699

Accruing loans 90 days or more delinquent:
Real estate:
Single-family	692	638	1,742	2,018	2,308
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Land and construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer	235	412	324	561	284
Total accruing loans 90 days or more delinquent	927	1,050	2,066	2,579	2,592

Total non-performing loans	2,167	2,546	5,603	14,438	16,291

Other real estate owned:
Real estate acquired through, or in lieu of, foreclosure	1,275	3,191	2,092	2,587	2,675
Total other real estate owned	1,275	3,191	2,092	2,587	2,675

Total non-performing assets	3,442	5,737	7,695	17,025	18,966

Total performing troubled debt restructurings	6,900	4,823	9,106	4,114	2,895

Total non-performing assets and total performing troubled debt restructurings	$10,342	$10,560	$16,801	$21,139	$21,861

Total non-performing assets and total performing troubled debt restructurings as a percentage of total assets	2.46%	2.48%	3.65%	4.50%	4.81%

Total non-performing assets as a percentage of total assets	0.82%	1.35%	1.67%	3.63%	4.17%

If the Company’s $1.2 million of non-accruing loans at December 31, 2014 had been current in accordance with their terms during 2014, the gross income on such loans would have been approximately $73,000 during 2014. The Company actually recorded $32,000 in interest income on such loans during 2014. If the Company’s $1.5 million of non-accruing loans at December 31, 2013 had been current in accordance with their terms during 2013, the gross income on such loans would have been approximately $69,000 during 2013. The Company actually recorded $19,000 in interest income on such loans during 2013. Loans are generally placed on non-accrual when interest past due exceeds 90 days, unless the loan is well secured and in the process of collection. The Company generally does not place student loans on non-accrual as the principal and interest on such loans is guaranteed by the U.S. Government.

Nonperforming assets decreased $2.3 million to $3.4 million or 0.82% of total assets at December 31, 2014 as compared to $5.7 million or 1.35% of total assets at December 31, 2013. The nonperforming assets at December 31, 2014 included $2.2 million in nonperforming loans and $1.2 million in OREO. The decrease in nonperforming assets was primarily due to a $1.9 million decrease in other real estate owned and a $379,000 decrease in nonperforming loans as of December 31, 2014. Overall, nonperforming loans included $1.1 million in single-family residential real estate loans, $849,000 in commercial real estate loans, and $235,000 in student loans, which are fully guaranteed by the U.S. Government. The Company continues to aggressively work towards the resolution of its nonperforming assets. The allowance for loan losses amounted to $4.5 million or 206.1% of nonperforming loans at December 31, 2014 as compared to $4.2 million or 166.7% at December 31, 2013.

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

At December 31, 2014, the Company had $9.8 million of classified and criticized loans, of which $1.3 million consisted of loans designated as special mention, $8.5 million classified as substandard loans and no assets classified as doubtful or loss. The $1.3 million of loans designated as special mention consisted of $711,000 in single family real estate loans and $541,000 in commercial real estate loans. The $8.5 million of loans designated as substandard consisted of $1.6 million in single family real estate loans and $6.9 million in commercial real estate loans. Substantially all of these loans are located in the Company’s primary market area. In addition, the Company had $1.2 million in OREO properties classified as substandard, substantially all of which are located in the Company’s primary market area.

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

General loan loss reserves are established as an allowance for losses based on inherent probable risk of loss in the loan portfolio. In assessing risk, management considers historical experience, volume and composition of lending conducted by the Company, industry standards, status of nonperforming loans, general economic conditions as they relate to the market area and other factors related to the collectability of the Company’s loan portfolio.

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

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)

Average loans receivable, net (1)	$306,358	$287,808	$283,597	$291,719	$288,192

Allowance for loan losses, beginning of year	$4,243	$4,919	$4,000	$5,090	$3,538
Provision for loan losses	450	900	1,025	3,250	2,120
Charge-offs:
Single-family residential	(100)	(458)	(42)	(75)	(81)
Multi-family residential	—	(359)	—	—	—
Commercial real estate	(185)	(813)	(59)	(306)	(137)
Land and construction	—	—	(440)	(3,898)	—
Consumer	(4)	(7)	(9)	(7)	(16)
Commercial business	—	—	—	(123)	(365)
Total charge-offs	(289)	(1,637)	(550)	(4,409)	(599)
Recoveries:
Single-family residential	53	19	10	—	—
Multi-family residential	—	—	—	—	—
Commercial real estate	7	7	12	18	—
Land and construction	—	30	420	51	—
Consumer	1	5	2	—	1
Commercial business	—	—	—	—	30
Total recoveries	61	61	444	69	31

Allowance for loan losses, end of year	$4,465	$4,243	$4,919	$4,000	$5,090

Net charge-offs to average loans receivable, net	0.07%	0.55%	0.04%	1.49%	0.20%
Allowance for loan losses to total loans receivable	1.44%	1.40%	1.73%	1.38%	1.75%
Allowance for loan losses to total non-performing loans	206.1%	166.7%	87.79%	27.70%	31.24%

Net charge-offs to allowance for loan losses	5.11%	37.14%	2.15%	108.50%	11.16%

(1)	Includes loans held for sale, if any.

The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

	December 31,
	2014		2013		2012		2011		2010
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)

Single-family residential	$881	39.02%	$833	40.88%	$1,027	44.48%	$693	40.76%	$411	39.44%
Multi-family residential	302	7.88	304	7.30	623	7.35	234	3.71	247	2.16
Commercial real estate	2,204	38.94	2,259	40.41	2,674	39.09	2,289	44.95	2,072	45.11
Land and construction	773	8.32	618	6.51	352	3.74	525	5.03	2,151	8.15
Consumer	16	1.21	14	1.48	18	1.88	20	2.28	19	2.46
Commercial business	289	4.63	215	3.42	225	3.46	239	3.27	190	2.68
Total	$4,465	100.00%	$4,243	100.00%	$4,919	100.00%	$4,000	100.00%	$5,090	100.00%

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

The FHLMC is a public corporation chartered by the U.S. Government. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal within one year. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for conventional mortgage loans. Because the FHLMC, the FNMA and the GNMA were established to provide support for low and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

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

	December 31,
	2014		2013		2012
	(In Thousands)

Mortgage-backed securities:
FNMA pass-through certificates	$1,305		$2,228		$3,887
FHLMC pass-through certificates	829		1,282		2,247
GNMA pass-through certificates	1,044		1,189		1,390

Total mortgage-backed securities	$3,178	(1)	$4,699	(2)	$7,524	(3)

(1)	At December 31, 2014, gross unrealized gains on such securities amounted to $211,000 and gross unrealized losses amounted to $-0-.
(2)	At December 31, 2013, gross unrealized gains on such securities amounted to $296,000 and gross unrealized losses amounted to $-0-.
(3)	At December 31, 2012, gross unrealized gains on such securities amounted to $511,000 and gross unrealized losses amounted to $13.

The following table sets forth the purchases, sales and principal repayments of the Company's mortgage-backed securities for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)

Mortgage-backed securities purchased	$—	$—	$—
Mortgage-backed securities sold	—	—	—
Principal repayments	(1,436)	(2,610)	(3,587)
Change in net unrealized gain	(85)	(215)	(192)

Net decrease	$(1,521)	$(2,825)	$(3,779)

Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them; they are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At December 31, 2014 and 2013, the Company had no mortgage-backed securities that were pledged to secure obligations of the Company. See Note 4 to the Consolidated Financial Statements in Item 8.

Information regarding the contractual maturities, at amortized cost, and weighted average yield of the Company's mortgage-backed securities portfolio at December 31, 2014 is presented below.

	December 31, 2014
	One Year or Less	After One to Five Years	After Five to 15 Years	Over 15 Years	Total
	(Dollars in Thousands)

FHLMC pass-through certificates	$23	$219	$370	$135	$747
FNMA pass-through certificates	106	515	49	571	1,241
GNMA pass-through certificates	—	—	184	795	979
Total	$129	$734	$603	$1,501	$2,967	(1)

Weighted average yield	5.62%	4.73%	6.13%	2.36%	3.85%

(1)	All mortgage-backed securities are designated as available for sale.

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

The Company is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, insured municipal obligations, certain mutual funds, investment grade corporate debt securities and other specified investments. At December 31, 2014, our investment securities amounted to $40.9 million, of which $16.0 million was designated as available for sale and $24.9 million was designated as held to maturity. The securities designated as held to maturity represent municipal obligations which are guaranteed by the issuer and further guaranteed and supported by private insurance companies. They consist of $23.9 million in general obligation bonds and $980,000 in revenue bonds. Municipal bond investments are not backed by the U.S. Government or related agencies and therefore carry a higher degree of risk than investments in U.S. Government or related agencies.

The following table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated.

	December 31,
	2014				2013				2012
	Amortized Cost		Fair Value		Amortized Cost		Fair Value		Amortized Cost	Fair Value
	(In Thousands)

U.S. Government and agency securities	$16,000		$15,996		$22,000		$21,321		$9,000	$9,000
Municipal obligations	24,927		25,587		28,358		28,402		25,325	26,525
Total	$40,927	(1)	$41,583	(1)	$50,358	(1)	$49,723	(1)	$34,325	$35,525

(1)	At December 31, 2014, investment securities with an amortized cost totaling $16.0 million were designated as available for sale. At December 31, 2014, gross unrealized losses amounted to $19,000 and there were $15,000 in gross unrealized gains. At December 31, 2014, $6.0 million of the Company’s investment securities were pledged to secure various obligations of the Company. See Note 3 to the Consolidated Financial Statements in Item 8.

Information regarding the contractual maturities and weighted average yield of the Company's investment securities portfolio at December 31, 2014 is presented below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2014
	One Year or Less	After One to Five Years	After Five to 10 Years	Over 10 Years	Total
	(Dollars in Thousands)

U.S. Government and agency securities	$—	$6,000	$3,000	$7,000	$16,000	(1)
Municipal obligations	200	7,798	5,011	11,918	24,927	(2)
Total	$200	$13,798	$8,011	$18,918	$40,927

Weighted average yield	0.71%	1.04%	2.28%	3.29%	2.23%

(1)	The $16.0 million of U.S. Government agency securities are designated as available for sale.
(2)	The $24.9 million of municipal obligations are designated as held to maturity and are tax exempt.

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

The primary market areas served by the Company are Delaware and Chester Counties, Philadelphia, and the suburban areas to the west and south of Philadelphia, including southern New Jersey. The Company attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. In addition, the Company maintains automated teller machines at its Broomall, Concordville, Havertown, Springfield, Lansdowne, Frazer, and Secane offices. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at December 31, 2014.

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

	December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(In Thousands)

Passbook and statement savings accounts	$51,538	14.9%	$52,198	15.1%	$50,284	13.6%
Money market accounts	24,427	7.1	26,433	7.7	28,057	7.6
Certificates of deposit	194,020	56.3	197,086	57.1	222,060	59.8
NOW and Super NOW accounts	56,438	16.4	53,252	15.4	54,393	14.7
Non-interest bearing accounts	18,357	5.3	16,409	4.7	16,243	4.4

Total deposits at end of year	$344,780	100.0%	$345,378	100.0%	$371,037	100.0%

The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)

Decrease before interest credited	$(2,849)	$(28,112)	$(8,213)
Interest credited	2,251	2,453	3,202
Net deposit decrease	$(598)	$(25,659)	$(5,011)

The following table sets forth maturities of the Company's certificates of deposit of $100,000 or more by time remaining to maturity as of the date indicated.

December 31, 2014
(In Thousands)

Three months or less	$8,707
Over three months through six months	6,694
Over six months through twelve months	9,454
Over twelve months	28,330
Total	$53,185

The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

	Year ended December 31,
	2014			2013			2012
	Average Balance	Average Rate Paid		Average Balance	Average Rate Paid		Average Balance	Average Rate Paid
	(Dollars in Thousands)

Passbook and statement Savings accounts	$51,929	0.20%		$51,509	0.20%		$48,668	0.23%
Money market accounts	24,469	0.23		27,346	0.22		30,419	0.29
Certificates of deposit	198,281	0.99		208,760	1.04		234,743	1.23
NOW and Super NOW	54,032	0.22		53,862	0.22		52,551	0.22
Non-interest bearing accounts	18,232	—		15,873	—		15,087	—
Total average deposits	$346,943	0.68	%(1)	$357,350	0.72	%(1)	$381,468	0.87	%(1)

(1)	Reflects average rate paid on total interest bearing deposits.

The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 2014 and 2013 and the amounts at December 31, 2013, which mature during the periods indicated.

	December 31,		Amounts at December 31, 2014 Maturing Within
Certificates of Deposit	2014	2013	One Year	Two Years	Three Years	Thereafter
	(In Thousands)

1.0% or less	$117,462	$132,704	$95,906	$19,074	$2,482	$—
1.01% to 2.0%	63,914	49,680	12,934	36,872	9,014	5,094
2.01% to 3.0%	12,504	14,033	2,006	2,647	4,958	2,893
3.01% to 4.9%	140	669	34	105	1	—
Total certificates of deposit	$194,020	$197,086	$110,880	$58,698	$16,455	$7,987

Borrowings. The Company may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank and certain of its loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At December 31, 2014, the Company had no advances from the FHLB of Pittsburgh. The Company continually reviews utilization of advances from the FHLB as a source of funding. Additional FHLB stock may be required to be held when advances from the FHLB are taken. At December 31, 2014, the Company had $203,000 of FHLB stock.

The following table sets forth certain information regarding borrowed funds at or for the dates indicated:

	At or for the Year Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)

FHLB of Pittsburgh advances:
Average balance outstanding	—	—	—
Maximum amount outstanding at any month-end during the year	—	—	—
Balance outstanding at end of year	—	—	—
Weighted average interest rate during the year	—	—	—

Weighted average interest rate at end of year	—	—	—
Total borrowings:
Average balance outstanding	$2,645	$2,867	$3,027
Maximum amount outstanding at any month-end during the year	3,687	4,449	3,982
Balance outstanding at end of year	2,918	3,437	3,261
Weighted average interest rate during the year	0.19%	0.17%	0.26%
Weighted average interest rate at end of year	0.17%	0.19%	0.23%

Employees

The Company had 74 full-time employees and 10 part-time employees at December 31, 2014. None of these employees is represented by a collective bargaining agreement.

Subsidiaries

Presently, the Bank has three wholly-owned subsidiaries: Alliance Delaware Corp., Alliance Financial and Investment Services LLC, and 908 Hyatt Street LLC. Alliance Delaware Corp., which holds and manages certain investment securities, was formed in 1999 to accommodate the transfer of certain assets that are legal investments for the Bank and to provide for a greater degree of protection to claims of creditors. The laws of the State of Delaware and the court system create a more favorable environment for the business affairs of the subsidiary. Alliance Delaware Corp. currently manages certain investments for the Bank, which, as of December 31, 2014 and 2013, amounted to $62.5 million and $61.2 million, respectively. Alliance Financial and Investment Services LLC, which is currently inactive, was formed to participate in commission fees from non-insured investment products. 908 Hyatt Street LLC was formed to own and manage certain real estate properties. As of December 31, 2014 and 2013, there were no properties held and seven properties held by 908 Hyatt Street LLC, respectively.

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

The Company experiences strong competition for real estate loans principally from other savings associations, commercial banks and credit unions. The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.

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

The following aspects of the financial reform and consumer protection act are related to the operations of Alliance Bank:

•	A new independent consumer financial protection bureau has been established within the FRB, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. However, smaller financial institutions, like Alliance Bank, continue to be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules. Alliance Bank does not have any hybrid capital items or trust preferred securities.

•	The prohibition on payment of interest on demand deposits was repealed.

•	Deposit insurance is permanently increased to $250,000.

•	The deposit insurance assessment base calculation is now equal to the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•	The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of Alliance Bancorp:

•	Authority over savings and loan holding companies was transferred to the FRB.

•	Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies have been extended to thrift holding companies. The FRB has not issued regulations that address the levels of these capital requirements and when they will apply to Alliance Bancorp. For a discussion of regulatory capital requirements applicable to Alliance Bancorp that began being phased in in January 1, 2015, see “New Capital Rules” below.

•	The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•	The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•	Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•	A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•	Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•	Stock exchanges will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•	Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

New Capital Requirements

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

The new regulations generally apply to both Alliance Bancorp and Alliance Bank. They establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as Alliance Bank, a common equity Tier 1 capital ratio 4.5% became effective on January 1, 2015. The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules applicable to insured institutions like Alliance Bank, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

Volcker Rule

Regulations were recently adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institution holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. The regulations became effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015. The Company is currently reviewing its investment portfolio to ensure compliance as the various provisions of the Volcker Rule regulations become effective.

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

Alliance Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At December 31, 2014, Alliance Bank’s capital ratios exceeded each of its capital requirements and is considered well capitalized.

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

An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions. At December 31, 2014, Alliance Bank was deemed a well capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

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

Federal Home Loan Bank System. Alliance Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB.

As a member, Alliance Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount in accordance with the FHLB’s capital plan and sufficient to ensure that the FHLB remains in compliance with its minimum capital requirements. At December 31, 2014, Alliance Bank was in compliance with this requirement.

Federal Reserve Board System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2014, Alliance Bank was in compliance with these reserve requirements.

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

Holding Company Activities. Alliance Bancorp is a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial holding companies under FRB regulations or for multiple savings and loan holding companies. Multiple savings and loan holding companies are permitted to engage in the following activities: (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the FRB prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies. The 2010 legislation authorized the FRB to establish capital requirements for savings and loan holding companies and the FRB promulgated regulations that established those capital requirements that began being phased in on January 1, 2015. That legislation also authorized federal regulators to require depository institution holding companies to serve as a source of strength to their depository institution subsidiaries. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Federal Reserve and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

Qualified Thrift Lender Test. A savings association can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the QTL test set forth in the Home Owners’ Loan Act. A savings bank subsidiary of a savings and loan holding company that does not comply with the QTL test must comply with the following restrictions on its operations:

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

At December 31, 2014, Alliance Bank was in compliance with the above restrictions.

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

Taxable Distributions and Recapture. Prior to the Small Business Job Protection Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Alliance Bank failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should Alliance Bank make certain non-dividend distributions or cease to have a bank charter.

At December 31, 2014, Alliance Bank’s total federal pre-1988 reserve was approximately $7.1 million. The reserve reflects the cumulative effects of federal tax deductions for which no federal income tax provisions have been made.

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Alliance Bank has been subject to the AMT and as of December 31, 2014, had $1.5 million of AMT available as credit for carryover purposes.

Net Operating and Capital Loss Carryovers. Net operating losses incurred in taxable years beginning before August 6, 1997 may be carried back to the three preceding taxable years and forward to the succeeding 15 taxable years. For net operating losses in years beginning after August 5, 1997, other than 2001 and 2002, such net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years. Net operating losses arising in 2001 or 2002 may be carried back five years and may be carried forward 20 years. At December 31, 2014, Alliance Bancorp and Alliance Bank had no net operating loss carryforwards for federal income tax purposes, and approximately $619,000 in capital loss carryforwards expiring over the next two years. In December 2013, the Company recorded a full valuation allowance for such capital loss carryforwards as it is more likely than not the Company will be unable to realize these benefits.

As of December 31, 2014, the Alliance Bancorp had approximately $4.0 million of state net operating loss carryforwards, transferred from the former Mutual Holding Company, expiring from 2019 through 2030. Alliance Bancorp has recorded a full valuation allowance for these carryforwards as projected state income at Alliance Bancorp is not anticipated to be sufficient to realize these benefits.

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

Alliance Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act (the “MTIT”), as amended to include thrift institutions having capital stock. Pursuant to the MTIT, the tax rate is 11.5%. The MTIT exempts Alliance Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with U.S. generally accepted accounting principles with certain adjustments. The MTIT, in computing income under U.S. generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Alliance Bank. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes. At December 31, 2014, the Bank had no net operating loss for state tax purposes.

Item 1A. Risk Factors.

Not applicable

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Offices and Properties

At December 31, 2014, the Company conducted its business from its executive offices in Broomall, Pennsylvania and seven full service offices, all of which are located in southeastern Pennsylvania.

The following table sets forth certain information with respect to the office and other properties of the Company at December 31, 2014.

Description/Address	Leased/Owned	Net Book Value of Premises and Fixed Assets	Amount of Deposits
		(In Thousands)
MAIN OFFICE

Lawrence Park	Owned	$1,050	$82,734
541 Lawrence Road
Broomall, PA 19008

BRANCH OFFICES

Secane	Leased (1)	50	60,543
925 Providence Road
Secane, PA 19018

Newtown Square	Leased (2)	27	28,632
252 & West Chester Pike
Newtown Square, PA 19073

Havertown	Leased (3)	68	58,357
500 E. Township Line Road
Havertown, PA 19083

Lansdowne	Owned	105	33,537
9 E. Baltimore Pike
Lansdowne, PA 19050

Springfield	Leased (4)	401	36,002
153 Saxer Avenue
Springfield, PA 19064

Shoppes at Brinton Lake	Leased (5)	30	31,640
979 Baltimore Pike
Glen Mills, PA 19342

Westgate Plaza	Leased (6)	183	13,335
309 Lancaster Ave.
Frazer, PA 19355

(1)	The lease expires in April 2021 with no further options to extend.
(2)	The building is owned but the land is leased. The lease expires in March 2017 with no further options to extend.
(3)	The lease expires in January 2016 with one successive option to extend the lease for five years each.
(4)	In December of 2013, the Company signed a lease to occupy this property in a sales leaseback transaction. The initial lease term is ten years with three five year renewal options.
(5)	The lease expires in January 2022 with two successive options to extend the lease for five years each.
(6)	In January of 2012, the Company signed a lease to occupy this property and relocated its Paoli office to this location. The initial lease term is ten years with two five year renewal options.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II.

Item 5.	Market for The Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Corporate Information

Independent Registered Public Accounting Firm	Investor Information
BDO USA, LLP	Investors, analysts and others seeking
1801 Market Street, Suite 1700	information may contact:
Philadelphia, PA 19103

Market Makers	Kathleen P. Lynch
Stifel Nicholas & Company, Inc.	Corporate Secretary
Sandler O’ Neill & Partners, LP	541 Lawrence Road
USB Financial Services, Inc.	Broomall, PA 19008-3599
(610) 353-2900

Special Counsel	Transfer Agent
Silver, Freedman, Taff & Tiernan LLP	Direct questions regarding dividend checks,
3299 K Street, NW, Suite 100	address and name changes or lost certificates to:
Washington, D.C. 20007	Computershare
480 Washington Boulevard, 29th Floor
Jersey City, NJ 07310

Market Information

Alliance Bancorp common stock is traded on the Nasdaq Global Market and quoted under the symbol “ALLB”. The closing price of a share of Alliance Bancorp common stock on December 31, 2014 was $18.41 per share. There were 4,026,699 shares outstanding as of December 31, 2014 and the Company had approximately 1,000 shareholders of record as of March 2, 2015.

For the Quarter Ended	High	Low	Close	Cash Dividends Declared

December 31, 2014	$18.41	$15.68	$18.41	$.06

September 30, 2014	16.59	15.56	16.00	.06

June 30, 2014	16.24	15.20	16.24	.05

March 31, 2014	15.50	15.05	15.35	.05

December 31, 2013	$15.58	$14.40	$15.05	$.05

September 30, 2013	15.25	14.23	14.50	.05

June 30, 2013	14.61	13.09	14.61	.05

March 31, 2013	13.35	12.50	13.35	.05

In January 2012, the Company approved a one year stock repurchase program of 10% of its outstanding shares or 547,433 shares of common stock. In January 2013, the Company approved a one year extension to repurchase the remaining 274,730 shares under this program which was completed in August of 2013. In September 2013, the Company approved a one year stock repurchase program of 10% of its outstanding shares or 492,700 shares of common stock. In December 2013, the Company approved a one year stock repurchase program of 10% of its outstanding shares or 451,730 shares of common stock. As of December 31, 2014, 407,605 shares were purchased under the plan at an average cost of $15.53.

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 2014	—	—	—	144,585
November 2014	—	—	—	144,585
December 2014	460	$17.61	460	100,000
Totals	460	$17.61	460	100,000

(1)	All shares were repurchased under the Company’s announced repurchase program. On December 12, 2013, the Company announced a program to repurchase up to 451,730 shares, or 10% of its outstanding common stock. The program expired on December 12, 2014 and 407,605 shares were purchased in the open market or by privately negotiated transactions. On July 24, 2014 the Company announced a new stock repurchase program of up to 100,000 shares of common stock upon completion or expiration of the existing program.

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

	As of or For the Year Ended December 31,
	2014	2013	2012	2011	2010
Selected Financial Data	(Dollars in thousands, except per share amounts)

Total assets	$420,829	$425,502	$460,915	$469,487	$454,476
Cash and cash equivalents	46,633	45,224	112,305	95,852	61,891
Loans receivable, net	305,779	298,877	278,876	285,297	286,056
Mortgage-backed securities	3,178	4,698	7,524	11,303	16,146
Investment securities	40,922	49,680	34,325	45,245	61,428
Other real estate owned	1,275	3,191	2,092	2,587	2,675
Deposits	344,780	345,378	371,037	376,048	384,595
Borrowings (1)	2,918	3,437	3,261	3,878	7,384
Stockholders’ equity	66,451	70,169	80,002	82,995	48,991
Total liabilities	354,379	355,333	380,913	386,491	405,485
Allowance for loan losses	4,465	4,243	4,919	4,000	5,090
Non-accrual loans	1,240	1,496	3,537	11,859	13,699
Non-performing assets (2)	3,442	5,737	7,695	17,025	18,966

Selected Operating Data
Interest and dividend income	$16,890	$16,612	$17,409	$18,677	$19,797
Interest expense	2,256	2,460	3,210	4,104	6,434
Net interest income	14,634	14,152	14,199	14,573	13,363
Provision for loan losses	450	900	1,025	3,250	2,120
Net interest income after provision
for loan losses	14,184	13,252	13,174	11,323	11,243
Other income	789	777	1,937	726	1,084
Other expenses	11,393	11,861	11,910	10,979	11,375
Income before income tax	3,580	2,168	3,201	1,070	952
Income tax expense (benefit)	1,025	760	659	(79)	(128)
Net income	$2,555	$1,408	$2,542	$1,149	$1,080

Basic earnings per share (3)	$0.64	$0.29	$0.48	$0.22	$0.20
Dilutive earnings per share (3)	$0.63	$0.29	$0.48	$0.21	$0.20

(Notes on Following Page)

	As of or For the Year Ended December 31,
	2014	2013	2012	2011	2010
Selected Operating Ratios
Average yield earned on interest-earning assets	4.19%	3.94%	3.92%	4.24%	4.64%
Average rate paid on interest-bearing liabilities	0.68	0.72	0.87	1.12	1.66
Average interest rate spread (4)	3.51	3.22	3.05	3.12	2.98
Net interest margin (4)	3.63	3.36	3.19	3.31	3.13
Ratio of interest-earning assets to interest-bearing liabilities	120.88	122.50	120.35	120.79	110.65
Noninterest expense as a percent of average assets	2.68	2.67	2.51	2.36	2.50
Return on average assets	0.60	0.32	0.54	0.25	0.24
Return on average equity	3.82	1.80	3.08	1.37	2.21
Dividend payout ratio	35.61	71.62	42.77	80.99	30.29
Efficiency ratio (5)	73.87	79.45	73.81	71.76	78.74
Ratio of average equity to average assets	16.36	17.40	17.43	18.05	10.74
Full-service offices at end of period	8	8	9	9	9

Asset Quality Ratios
Non-accrual loans as a percentage of total loans receivable	0.40%	0.49%	1.24%	4.09%	4.71%
Nonperforming loans as a percent of total loans receivable	0.70	0.84	1.97	4.98	5.59
Nonperforming assets as a percent of total assets (2)	0.82	1.35	1.67	3.63	4.17
Allowance for loan losses as a percent of total loans receivable	1.44	1.40	1.73	1.38	1.75
Allowance for loan losses as a percent of nonperforming loans	206.06	166.66	87.79	27.70	31.24
Allowance for loan losses as a percent of non-accrual loans	360.08	283.60	139.08	33.72	37.15
Net charge-offs to average loans receivable outstanding during the period	0.07	0.55	0.04	1.49	0.20

Bank Capital Ratios
Tier 1 leverage capital ratio	14.39%	13.25%	12.76%	12.85%	10.83%
Tier 1 risk-based capital ratio	21.94	20.87	23.43	21.85	16.13
Total risk-based capital ratio	23.19	22.12	24.69	23.10	17.38

(1)	Borrowings consist of advances, demand notes issued to the U.S. Treasury, customer sweep accounts, and the Employee Stock Ownership Plan (“ESOP”) debt prior to conversion.
(2)	Nonperforming assets consist of nonperforming loans, certain troubled debt restructurings and other real estate owned (“OREO”). Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more overdue, while OREO consists of real estate acquired through, or in lieu of, foreclosure.
(3)	The calculation of earnings per share for 2010 has been adjusted for the exchange and additional share issuance in the reorganization and offering completed on January 18, 2011 which the exchange rate was 0.8200 shares of common stock of Alliance Bancorp, Inc. of Pennsylvania, the new Pennsylvania holding company.
(4)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	The efficiency ratio is calculated by dividing other expenses by the sum of net interest income and other income.

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

Overview

Alliance Bancorp is a Pennsylvania corporation and the holding company which owns 100% of the capital stock of Alliance Bank, a community oriented savings bank headquartered in Broomall, Pennsylvania. We operate a total of eight banking offices, seven of which are located in Delaware County and one in Chester County. Both counties are suburbs of Philadelphia. Our primary business consists of attracting deposits from the general public and using those funds, together with funds we borrow, to originate loans to our customers and invest in securities such as U.S. Government and agency securities, mortgage-backed securities and municipal obligations. At December 31, 2014, Alliance Bancorp had $420.8 million of total assets, $344.8 million of total deposits and stockholders’ equity of $66.5 million.

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

Our net income amounted to $2.6 million and $1.4 million for the years ended December 31, 2014 and 2013, respectively. The major factor that has impacted our results of operations in these periods has been the low interest rate environment. In recent periods, our results have been impacted from the historically low market rates of interest that have prevailed. During 2008, the FRB reduced the federal funds rate seven times from 4.25% at December 31, 2007 to a range of 0% to 0.25% at December 31, 2008 and throughout 2009 and remained at 0.25% at December 31, 2014. The average rates that we pay on our interest-bearing deposits and other liabilities have fallen steadily, from 1.66% for the year ended December 31, 2010 to 0.68% for the year ended December 31, 2014. The average yield earned on interest-earning assets from our investment and loan portfolios have also fallen steadily, from 4.64% for the year ended December 31, 2010 to 3.94% for the year ended December 31, 2013. For the year ended December 31, 2014 the average yield on interest-earning assets increased to 4.19%. Despite the increase in 2014, we anticipate that the continued low rate environment will put further downward pressure on short term interest rates until an economic recovery is sustainable and when the interest rate environment begins to increase, it will cause pricing pressure on our deposit accounts and may have a negative impact on our net interest income and possibly our net income.

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

Income Taxes. The Company make estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement bases of assets and liabilities. The Company also estimate a deferred tax asset valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates. In evaluating our ability to recover deferred tax assets, the Company consider all available positive and negative evidence, including our past operating results, recent cumulative losses and our forecast of future taxable income. In determining future taxable income, the Company make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates the Company use to manage our business. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

Other than Temporary Impairment of Securities. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not the Company intend to sell or expects that it is more likely than not that the Company will be required to sell the security prior to an anticipated recovery in fair value. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss).

Financial Condition

The Company’s total assets decreased $4.7 million or 1.1% to $420.8 million at December 31, 2014, compared to $425.5 million at December 31, 2013. This decrease was attributed to a $5.3 million or 25.0% decrease in investment securities available for sale, a $3.4 million or 12.1% decrease in investment securities held to maturity, a $1.5 million or 32.4% decrease in mortgage-backed securities, a $1.9 million or 60.0% decrease in OREO, a $445,000 or 68.7% decrease in FHLB stock, a $372,000 or 6.6% decrease in deferred tax assets, a $122,000 or 6.0% decrease in premises and equipment, and a $121,000 or 7.8% decrease in prepaid and other assets. These decreases were partially offset by a $6.9 million or 2.3% increase in net loans, a $1.4 million or 3.1% increase in cash and cash equivalents, and a $280,000 or 2.2% increase in bank owned life insurance.

Total liabilities decreased $955,000 or 0.3% to $354.4 million at December 31, 2014, compared to $355.3 million at December 31, 2013. This decrease was primarily due to a $598,000 or 0.2% decrease in total deposits and a $519,000 or 15.1% decrease in other borrowings. These decreases were partially offset by a $162,000 or 2.5% increase in accrued expenses and other liabilities.

Stockholders’ equity decreased $3.7 million to $66.5 million as of December 31, 2014 compared to $70.2 million at December 31, 2013. The decrease can be attributed to a $6.8 million or 47.8% increase from the purchase of treasury stock. The decrease was partially offset by a $1.6 million or 5.0% increase in retained earnings, a $354,000 or 0.6% increase in additional paid in capital, a $418,000 or 22.3% decrease in accumulated other comprehensive loss, and a $708,000 or 24.0% decrease in common stock acquired by benefit plans.

Nonperforming assets decreased $2.3 million to $3.4 million or 0.82% of total assets at December 31, 2014 as compared to $5.7 million or 1.35% of total assets at December 31, 2013. The nonperforming assets at December 31, 2014 included $2.2 million in nonperforming loans and $1.2 million in OREO. The decrease in nonperforming assets was primarily due to a $1.9 million decrease in OREO and a $379,000 decrease in nonperforming loans. Overall, nonperforming loans included $1.1 million in single-family residential real estate loans, $849,000 in commercial real estate loans, and $235,000 in student loans, which are fully guaranteed by the U.S. Government. The Company continues to aggressively work towards the resolution of its nonperforming assets. The allowance for loan losses amounted to $4.5 million or 206.1% of nonperforming loans at December 31, 2014 as compared to $4.2 million or 166.7% at December 31, 2013.

Results of Operations

General. The Company recorded net income of $2.6 million for the year ended December 31, 2014 as compared to net income of $1.4 million for 2013. Net income increased $1.1 million or 81.5% to $2.6 million or $0.63 per diluted share for the year ended December 31, 2014 as compared to $1.4 million or $0.29 per diluted share for the same period in 2013.

The increase in net income was primarily due to a $278,000 or 1.7% increase in total interest and dividend income, a $203,000 or 8.3% decrease in interest expense, a $450,000 or 50.0% decrease in provision for loan losses, a $12,000 or 1.5% increase in other income, and a $469,000 or 4.0% decrease in other expenses. The items above were partially offset by a $265,000 or 34.9% increase in income tax expense for the year ended December 31, 2014 compared to the year ended December 31, 2013.

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

	Year Ended December 31,
	2014			2013			2012
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)(3)	$306,358	$15,574	5.08%	$287,808	$15,205	5.28%	$283,597	$15,616	5.51%
Mortgage-backed securities	3,916	137	3.50	6,077	228	3.75	9,424	368	3.90
Investment securities (3)	48,418	1,078	2.23	44,341	983	2.22	44,739	1,174	2.62
Other interest-earning assets	44,271	101	0.23	83,580	196	0.23	106,815	251	0.23
Total interest-earning assets	402,963	16,890	4.19	421,806	16,612	3.94	444,575	17,409	3.92
Noninterest-earning assets	22,393			23,433			29,068
Total assets	$425,356			$445,239			$473,643

Interest-bearing liabilities:
Deposits	$330,711	2,251	0.68	$341,477	2,454	0.72	$366,381	3,202	0.87
Other borrowings	2,645	5	0.19	2,867	6	0.17	3,032	8	0.26
Total interest-bearing liabilities	333,356	2,256	0.68	344,344	2,460	0.72	369,413	3,210	0.87
Noninterest-bearing liabilities	25,058			22,601			21,681
Total liabilities	358,414			366,945			391,094
Stockholders’ equity	66,942			78,294			82,549
Total liabilities and stockholders’ equity	$425,356			$445,239			$473,643

Net interest-earning assets	$69,607			$77,462			$75,162
Net interest income/interest rate spread		$14,634	3.51%		$14,152	3.22%		$14,199	3.05%
Net yield on interest- earning assets (2) (3)			3.63%			3.36%			3.19%
Ratio of interest-earning assets to interest-bearing liabilities			120.88%			122.50%			120.35%

_____________________________

(1)	Nonaccrual loans and loan fees have been included.
(2)	Net interest income divided by interest-earning assets.
(3)	The indicated yields are not reflected on a tax equivalent basis.

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

	Year Ended December 31,
	2014 vs. 2013
	Increase
	(Decrease) Due To

			Total
			Increase
(Dollars in Thousands)	Rate	Volume	(Decrease)

Interest-earning assets:
Loans receivable	$(663)	$1,032	$369
Mortgage-backed securities	(11)	(80)	(91)
Investment securities	5	90	95
Other interest-earning assets	(3)	(92)	(95)
Total interest-earning assets	(672)	950	278
Interest-bearing liabilities:
Deposits	(129)	(74)	(203)
FHLB advances and other borrowings	—	(1)	(1)
Total interest-bearing liabilities	(129)	(75)	(204)

Increase (decrease) in net interest income	$(543)	$1,025	$482

Net Interest Income. Net interest income is determined by the Company’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $482,000 or 3.4% during 2014 as compared to 2013. The increase in net interest income was primarily due to a $278,000 or 1.7% increase in interest income on interest earning assets and a $204,000 or 8.3% decrease in interest expense on interest bearing liabilities. Overall, the interest rate spread increased 29 basis points (one basis point is equal to 1/100 of a percent) from 3.22% for the year ended December 31, 2013 to 3.51% for the year ended December 31, 2014.

Interest and Dividend Income. Interest income increased $278,000 or 1.7% to $16.9 million for the year ended December 31, 2014, compared to 2013. The increase was primarily due to a $369,000 or 2.4% increase in interest income earned on loans and a $95,000 or 9.7% increase in interest income on investment securities. The increase in interest income was partially offset by a $91,000 or 40.0% decrease in interest income earned on mortgage backed securities and a $95,000 or 48.7% decrease in interest income on balances due from depository institutions.

The increase in interest income on loans was primarily due to an $18.6 million or 6.5% increase in the average balance of loans outstanding, partially off-set by a 20 basis point or 3.8% decrease in the average yield earned on loans. The increase in interest income on investment securities was primarily due to a $4.1 million or 9.2% increase in the average balance of investment securities and a 1 basis point or 0.5% increase in the average yield earned on investment securities. The decrease in interest income on mortgage backed securities was primarily due to a $2.2 million or 35.6% decrease in the average balance of mortgage backed securities and a 25 basis point or 6.7% decrease in the average yield earned on mortgage backed securities. The decrease in interest due from depository institutions was due to a $39.3 million or 47.0% decrease in the average balance of balances due from depository institutions.

Interest Expense. Interest expense decreased $204,000 or 8.3% in 2014 compared to 2013. This decrease was due to a decrease of $203,000 or 8.3% in interest expense on deposits and a decrease of $1,000 or 16.7% in interest expense on other borrowings. The decrease in interest expense on deposits was due to a $10.8 million or 3.2% decrease in the average balance of deposits and a 4 basis point or 5.6% decrease in the average rate paid on deposits. The decrease in interest expense on other borrowings was due to a $222,000 or 7.7% decrease in the average balance outstanding, partially off-set by a 2 basis point or 11.8% increase in the average rates paid on other borrowings.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charges to operating results, in order to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all known and inherent losses that are both probable and reasonably estimable, at each reporting date. The allowance is based upon an assessment of prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, current economic conditions in the Company’s market area and other factors related to the collectability of the Company’s loan portfolio. The provision for loan losses amounted to $450,000 and $900,000 for the years ended December 31, 2014 and 2013, respectively.

Other Income. Total other income increased $12,000 or 1.5% to $789,000 for the year ended December 31, 2014, compared to 2013. The increase was primarily the result of an $8,000 or 3.2% increase income from services charges on deposit accounts, a $13,000 or 6.6% increase in other fee income, and an $11,000 gain on the sale of premises and equipment. The increase in other income was partially off-set by a $5,000 or 53.1% decrease in the gain on the sale of OREO and a $17,000 or 5.6% decrease in the cash surrender value of bank owned life insurance.

Other Expenses. Total other expenses decreased $469,000 or 4.0% to $11.4 million for the year ended December 31, 2014 compared to $11.9 million for the year ended December 31, 2013. The decrease was primarily due to a $206,000 or 3.0% decrease in salary and employee benefits, a $67,000 or 3.6% decrease in occupancy and equipment expense, a $127,000 or 33.2% decrease in advertising and marketing expense, an $187,000 or 24.3% decrease in professional fees, and a $26,000 or 8.7% decrease in FDIC deposit insurance premiums. These decreases were partially offset by a $74,000 or 61.9% increase in loan and OREO expense and a $73,000 or 6.4% increase in other expense.

Income Tax Expense. Income tax expense amounted to $1.0 million and $760,000 for the years ended December 31, 2014 and 2013, respectively, resulting in effective tax rates of 28.6% and 35.1%, respectively. The increase in income tax expense was primarily due to a higher amount of income before income taxes.

Liquidity and Capital Resources

The Company’s liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The Company’s primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations. Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition. After the completion of its reorganization and stock offering in January of 2011, the Company’s liquidity and capital position were further strengthened resulting from $30.0 million in net proceeds from the stock offering. The Company attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors. Any excess funds are invested in overnight and other short-term interest-earning accounts. The Company generates cash flow through the retail deposit market, its traditional funding source, for use in investing activities. In addition, the Company may utilize borrowings such as FHLB advances for liquidity or profit enhancement. At December 31, 2014, the Company had no outstanding FHLB advances and $181.0 million of borrowing capacity from the FHLB of Pittsburgh. FHLB stock is required to be held when advances from the FHLB are taken. Further, the Company has access to the Federal Reserve Bank discount window. At December 31, 2014, the Company had no such funds outstanding from the Federal Reserve Bank.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company. At December 31, 2014, the total approved loan commitments outstanding amounted to $5.5 million. At the same date, commitments under unused lines of credit amounted to $36.6 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2014, totaled $110.9 million. Based on historical data, management believes that a significant portion of maturing deposits will remain with the Company. Investment and mortgage-backed securities totaled $44.1 million at December 31, 2014, of which $14.8 million are scheduled to mature or reprice in one year or less. The Company anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

Bank Regulatory Capital Requirements

The following table summarizes the Bank’s total stockholder’s equity, FDIC regulatory capital, total FDIC risk-based assets, leverage and risk-based regulatory ratios at December 31, 2014.

(Dollars in Thousands)

Total stockholder’s equity or GAAP capital (Bank)	$62,406
FDIC adjustment for securities available-for-sale	(137)
FDIC adjustment for retirement plans	1,594
FDIC adjustment for deferred tax assets	(3,711)
FDIC tier 1 capital	60,152
Plus: FDIC tier 2 capital (1)	3,441
Total FDIC risk-based capital	$63,593

FDIC quarterly average total assets for leverage ratio	$418,116
FDIC net risk-weighted assets	274,227

FDIC leverage capital ratio	14.39%
Minimum requirement (2)	4.00% to 5.00%

FDIC risk-based capital - tier 1	21.94%
Minimum requirement	4.00%

FDIC total risk-based capital (tier 1 & 2)	23.19%
Minimum requirement	8.00%

(1)	Tier 2 capital consists entirely of the allowable portion of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets as detailed under regulations of the FDIC.

(2)	The FDIC has indicated that most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional cushion of 100 to 200 basis points. As of December 31, 2014, the Bank had not been advised of any additional requirements in this regard.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of December 31, 2014.

	Payments Due by Period
	Less Than	One to	Three to	More Then
	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)

Other Borrowings	$2,918	$—	$—	$—	$2,918
Certificates of deposit	110,879	75,154	6,267	1,720	194,020
Retirement plan obligations	364	2,707	1,961	4,050	9,082
Operating lease obligations	476	790	796	1,599	3,661
Total contractual obligations	$114,637	$78,651	$9,024	$7,369	$209,681

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

	At December 31,
	2014	2013
	(Dollars in thousands)

Commitments to extend credit:(1)
Future loan commitments	$5,531	$3,067
Undisbursed construction loans	18,053	14,248
Undisbursed home equity lines of credit	4,703	4,260
Undisbursed commercial lines of credit	13,712	11,270
Overdraft protection lines	176	184
Standby letters of credit	1,134	1,512
Total Commitments	$43,309	$34,541

(1)	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Asset and Liability Management

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap”, provides an indication of the extent to which a bank’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. Alliance Bank’s one year gap position at December 31, 2014 was a negative 21.1% primarily due to the $110.9 million of certificate accounts which mature during the one year period subsequent to December 31, 2014. Based on historical data, management believes that a significant portion of maturing deposits will remain with the Company. In the event the maturing deposits do not remain with the Company, its liquidity policy provides for additional liquidity sources which include Federal Home Loan Bank Advances, the sale of available for sale securities, the sale of mortgage loans, securities repurchase agreements, the utilization of loan participations, marketing campaigns for new deposits, brokered deposits, and overnight funds.

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

The following table summarizes the anticipated maturities or repricing of Alliance Bank’s interest-earning assets and interest-bearing liabilities as of December 31, 2014 based on the information and assumptions set forth in the footnotes below (the “GAP Table”).

	1 Year or Less	Over 1 Year to 3 Years	Over 3 Years to 5 Years	Over 5 Years to 15 Years	Over 15 Years	Total
	(Dollars in thousands)
Interest-earning assets
Loans receivable(1)	$56,532	$30,718	$46,451	$145,541	$30,496	$309,738
Mortgage-backed securities(2)	1,598	98	667	—	814	3,177
Investment securities(3)	13,161	3,189	7,616	11,759	5,198	40,923
Other interest-earning assets	46,633	—	—	—	—	46,633
Total interest-earning assets	117,924	34,005	54,734	157,300	36,508	400,471
Interest-bearing liabilities
Savings accounts(4)	10,307	10,307	10,308	10,308	10,308	51,538
NOW accounts	56,438	—	—	—	—	56,438
Money market deposit accounts	24,427	—	—	—	—	24,427
Certificate accounts	110,879	75,154	6,267	1,720	—	194,020
Borrowed money	4,501	—	—	—	—	4,501
Total interest-bearing liabilities	206,552	85,461	16,575	12,028	10,308	330,924
Repricing GAP during the period	(88,628)	(51,456)	38,159	145,272	26,200	69,547
Cumulative GAP	$(88,628)	$(140,084)	$(101,925)	$43,347	$69,547
Ratio of GAP during the period to total assets	(21.1)%	(12.2)%	9.1%	34.5%	6.2%
Ratio of cumulative GAP to total assets	(21.1)%	(33.3)%	(24.2)%	10.3%	16.5%

(1)	Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are contractually due to mature. Fixed-rate loans are included in the period in which they are contractually due to mature. Balances have been reduced by $1.2 million for nonaccrual loans at December 31, 2014.
(2)	Reflects the expected average life of the mortgage-backed security.
(3)	Reflects repricing or contractual maturity with respect to investment securities.
(4)	For savings accounts, which totaled $51.5 million at December 31, 2014, assumes a decay rate of 20% per period.

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

The table below sets forth as of December 31, 2014, the estimated changes in our NPV that would result from designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rates changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of December 31, 2014
Change in Interest Rates (Basis Points)(1)	Amount	Dollar Change from Base	Percentage Change from Base
	(Dollars in thousands)
+300	$53,827	$(12,241)	(18.5)%
+200	58,506	(7,562)	(11.4)
+100	62,780	(3,288)	(5.0)
Flat	66,068	—	—
-100	62,581	(3,487)	(5.3)
-200	60,388	(5,680)	(8.6)

(1)	Assumes an instantaneous uniform change in interest rates. One basis point equals 0.01%.

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2014.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in thousands)
+300	$13,706	$(748)	(5.2)%
+200	14,006	(488)	(3.1)
+100	14,255	(199)	(1.4)
Flat	14,454	—	—
-100	14,978	524	3.6
-200	14,983	529	3.7

The above table indicates that as of December 31, 2014, in the event of an immediate and sustained 200 basis point increase in interest rates, our net interest income for the 12 months ending December 31, 2015 would be expected to decrease by $488,000 or 3.1% to $14.0 million.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting Update.

In June 2014, the FASB issued ASU 2014-10, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  The amendments also require enhanced disclosures.  The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014.  An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited.  The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date.  This ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, Receivables–Troubled Debt Restructurings by Creditors (Subtopic 310-40).  The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:  (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  This ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40).  The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  This ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Alliance Bancorp, Inc. of Pennsylvania

Broomall, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Alliance Bancorp, Inc. of Pennsylvania and its subsidiaries (collectively the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bancorp, Inc. of Pennsylvania and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania

March 25, 2015

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms. BDO is the brand name for the BDO network and for each of the BDO Member Firms.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2014	2013

Assets
Cash and cash due from depository institutions	$1,360,506	$1,529,727
Interest bearing deposits with depository institutions	45,272,420	43,694,283
Total cash and cash equivalents	46,632,926	45,224,010
Investment securities available for sale	15,995,700	21,321,240
Mortgage-backed securities available for sale	3,177,497	4,698,480
Investment securities held to maturity (fair value - 2014, $25,587,126; 2013, $28,402,334)	24,926,782	28,357,846
Loans receivable - net of allowance for loan losses - 2014, $4,464,992; 2013, $4,242,600	305,778,982	298,877,281
Accrued interest receivable	1,455,308	1,465,235
Premises and equipment – net	1,914,065	2,036,033
Other real estate owned (OREO)	1,275,000	3,190,900
Federal Home Loan Bank (FHLB) stock-at cost	202,500	647,000
Bank owned life insurance	12,731,020	12,451,196
Deferred tax asset – net	5,301,074	5,673,376
Other prepaid expenses and assets	1,438,401	1,559,373

Total Assets	$420,829,255	$425,501,970

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$18,356,657	$16,408,743
Interest bearing deposits	326,423,101	328,969,454
Total deposits	344,779,758	345,378,197
Other borrowings	2,917,933	3,436,766
Accrued expenses and other liabilities	6,681,024	6,518,484
Total Liabilities	354,378,715	355,333,447

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common stock, $.01 par value; shares authorized – 50,000,000 shares issued - 5,474,437; shares outstanding - 2014, 4,026,699; 2013, 4,467,304	54,747	54,747
Additional paid-in capital	56,939,352	56,585,226
Retained earnings	34,318,241	32,673,120
Common stock acquired by benefit plans	(2,248,846)	(2,957,306)
Accumulated other comprehensive loss	(1,457,014)	(1,874,695)
Treasury stock, at cost: 2014, 1,447,738 shares; 2013, 1,007,133 shares	(21,155,940)	(14,312,569)
Total Stockholders’ Equity	66,450,540	70,168,523

Total Liabilities and Stockholders’ Equity	$420,829,255	$425,501,970

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2014	2013

Interest and Dividend Income
Loans, including fees	$15,574,221	$15,204,664
Mortgage-backed securities	137,227	227,821
Investment securities:
Taxable	276,630	150,773
Tax – exempt	776,496	825,112
Dividends	24,630	6,907
Balances due from depository institutions	100,797	196,443
Total interest and dividend income	16,890,001	16,611,720

Interest Expense
Deposits	2,251,122	2,453,245
Other borrowings	5,280	6,185
Total interest expense	2,256,402	2,459,430

Net Interest Income	14,633,599	14,152,290
Provision for Loan Losses	450,000	900,000
Net Interest Income After Provision for Loan Losses	14,183,599	13,252,290

Other Income
Service charges on deposit accounts	258,741	250,605
Other fee income	205,140	192,509
Gain on sale of OREO, net	4,107	8,763
Increase in cash surrender value of bank owned life insurance	279,824	296,513
Rental income from OREO	28,100	28,172
Gain on sale of premise and equipment	10,847	—
Other	2,312	540
Total other income	789,071	777,102

Other Expenses
Salaries and employee benefits	6,738,766	6,944,570
Occupancy and equipment	1,796,607	1,863,621
FDIC deposit insurance premiums	273,269	299,377
Advertising and marketing	256,596	383,908
Professional fees	582,859	770,121
Loan and OREO expense	193,754	119,678
Directors’ fees	229,200	230,650
Provision for loss on OREO	117,000	117,780
Other	1,204,735	1,131,771
Total other expenses	11,392,786	11,861,476

Income Before Income Tax Expense	3,579,884	2,167,916

Income Tax Expense	1,025,000	760,000

Net Income	$2,554,884	$1,407,916

Basic Earnings per Share	$0.64	$0.29

Dilutive Earnings per Share	$0.63	$0.29

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2014	2013

Net Income	$2,554,884	$1,407,916

Other Comprehensive Income (Loss)
Additional minimum liability for Retirement Plans-net of tax benefit - 2014, $14,713; 2013, $201,180;	28,555	390,528
Unrealized gain (loss) on securities net of tax expense (benefit) 2014, $200,458; 2013, $(303,839)	389,126	(589,804)

Total Other Comprehensive Income (Loss)	417,681	(199,276)

Comprehensive Income	$2,972,565	$1,208,640

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2014 and 2013

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Acquired by Benefit Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, January 1, 2013	$54,747	$56,342,788	$32,273,617	$(3,561,708)	$(1,675,419)	$(3,431,739)	$80,002,286

Tax adjustment for benefit plans		75,000					75,000
ESOP shares committed to be released				153,600			153,600
Net income			1,407,916				1,407,916
Dividends declared ($0.20 per share)			(1,008,413)				(1,008,413)
Stock-based compensation (stock options)		167,438					167,438
Stock-based compensation (restricted stock)				450,802			450,802
Acquisition of treasury stock (734,430 shares)						(10,880,830)	(10,880,830)
Other comprehensive loss					(199,276)		(199,276)

Balance, December 31, 2013	$54,747	$56,585,226	$32,673,120	$(2,957,306)	$(1,874,695)	$(14,312,569)	$70,168,523

Tax adjustment for benefit plans		144,000					144,000
ESOP shares committed to be released				176,918			176,918
Net income			2,554,884				2,554,884
Dividends declared ($0.22 per share)			(909,763)				(909,763)
Stock-based compensation (stock options)		210,126					210,126
Stock-based compensation (restricted stock)				531,542			531,542
Acquisition of treasury stock (440,605 shares)						(6,843,371)	(6,843,371)
Other comprehensive income					417,681		417,681

Balance, December 31, 2014	$54,747	$56,939,352	$34,318,241	$(2,248,846)	$(1,457,014)	$(21,155,940)	$66,450,540

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013
Cash Flow From Operating Activities
Net income	$2,554,884	$1,407,916
Adjustments to reconcile net income to cash provided by operating activities:
Provision for:
Loan losses	450,000	900,000
Depreciation and amortization	479,533	600,456
Write down of OREO	117,000	117,780
Stock-based compensation expense	1,062,586	846,840
Deferred tax expense	157,131	480,000
Gain on the sale of premises and equipment	(10,847)	—
Gain on the sale of OREO	(4,107)	(8,763)
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	205,808	(172,259)
Prepaid expenses and other assets	120,972	499,726
Increase in cash surrender value of bank owned life insurance	(279,824)	(296,513)
Accrued interest receivable	9,927	37,157
Net cash provided by operating activities	4,863,063	4,412,340

Cash Flow From Investing Activities
Purchase of investment securities-available for sale	(12,000,000)	(26,000,000)
Purchase of investment securities-held to maturity	(530,000)	(4,845,000)
Loans originated and acquired	(59,330,157)	(85,267,469)
Proceeds from maturities and calls of investment securities	21,961,064	14,812,314
Redemption of FHLB stock	444,500	691,100
Principal repayments of:
Loans	51,735,456	61,981,279
Mortgage-backed securities	1,436,107	2,610,308
Purchase of premises and equipment	(367,718)	(325,911)
Proceeds from the sale of premises and equipment	21,000	1,044,890
Proceeds from the sale of OREO	2,046,007	1,176,763
Net cash provided by (used in) investing activities	5,416,259	(34,121,726)

Cash Flow From Financing Activities
Dividends paid	(909,763)	(1,008,413)
Decrease in deposits	(598,439)	(25,658,530)
Purchase of treasury stock	(6,843,371)	(10,880,830)
(Decrease) increase in other borrowings	(518,833)	176,233
Net cash used in financing activities	(8,870,406)	(37,371,540)

Increase (Decrease) in Cash and Cash Equivalents	1,408,916	(67,080,926)
Cash and Cash Equivalents, Beginning of Year	45,224,010	112,304,936
Cash and Cash Equivalents, End of Year	$46,632,926	$45,224,010

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$2,256,581	$2,459,248
Income taxes	$400,000	$296,606

Supplemental Schedule of Noncash Financing and Investing Activities:
Other real estate acquired in settlement of loans	$243,000	$2,384,900
Deferred gain on sale of premises and equipment	$—	$667,174

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

The Company has evaluated events and transactions occurring subsequent to December 31, 2014, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation - The consolidated financial statements of the Company include the accounts of the Bank and its three wholly-owned subsidiaries, Alliance Delaware Corp., Alliance Financial and Investment Services LLC, and 908 Hyatt Street LLC. Alliance Delaware Corp. holds and manages certain investment securities. Alliance Financial and Investment Services LLC, which is currently inactive, was formed to participate in commission fees from non-insured investment products. 908 Hyatt Street LLC was formed to own and manage certain real estate properties. As of December 31, 2014 and 2013, there were no and seven properties held by 908 Hyatt Street LLC, respectively.

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

Segment Information – The Company has one reportable segment. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk.

The Company operates only in the U.S. domestic market, primarily in Pennsylvania’s Delaware and Chester Counties. For the years ended December 31, 2014 and 2013, there was no one customer that accounted for more than 10% of the Company’s revenue.

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits, with maturities of 90 days or less, with depository institutions. As of December 31, 2014 and 2013, the Bank’s minimum required reserve balance with the Federal Reserve Bank was approximately $745,000 and $770,000, respectively.

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

Loan Impairment-A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for multi-family, commercial, and land and construction loans secured by real estate, and commercial business loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

The Company does not separately identify individual single-family loans secured by real estate and consumer loans unless such loans are the subject of a troubled debt restructuring agreement. Large groups of these smaller balance homogeneous loans are collectively evaluated for impairment.

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

Bank Owned Life Insurance - The Bank is the beneficiary of insurance policies on the lives of certain officers of the Bank. The Bank has recognized the amount of the policy cash surrender value that could be realized under the insurance policies as an asset in the consolidated statements of financial condition.

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

Income Taxes - The Company accounts for income taxes in accordance with the guidance set forth in FASB ASC Topic 740, Income Taxes. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense (benefit) results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company evaluates the likelihood of realizing its deferred tax assets by estimating sources of future taxable income and the impact of tax planning strategies.

The Bank accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. As of December 31, 2014, the Company believes it has no uncertain tax positions.

The Company recognizes interest and penalties on income taxes as a component of income tax expense. The Company’s federal income and state tax returns for taxable years through December 31, 2010 have been closed for purposes of examination by the Internal Revenue Service and Pennsylvania Department of Revenue.

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

Employee Benefit Plans- The Company’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Company may elect to match employee contributions, as a profit sharing payment, up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors. The Company’s profit sharing contribution related to the plan resulted in expenses of $98,000 and $75,000 for 2014, and 2013, respectively.

The Company maintains a Retirement Income Plan (“RIP”) which was curtailed as of December 31, 2014. The prepaid funded status for the RIP included in other assets was $599,000 and $99,000 at December 31, 2014 and 2013, respectively. The expense associated with the RIP for the years ended December 31, 2014, and 2013 was $210,000, and $289,000, respectively

The Company also maintains a Supplemental Executive Retirement Plan (“SERP”). The accrued amount for the SERP included in other liabilities was $4.0 million and $4.0 million at December 31, 2014 and 2013, respectively. The expense associated with the SERP for the years ended December 31, 2014, and 2013 was $226,000, and $288,000, respectively

Advertising Costs- The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising costs were approximately $257,000 and $384,000 for the years ended December 31, 2014 and December 31, 2013, respectively.

Earnings per Share – Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”) using the treasury stock method. CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. CSEs for which the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS, and, accordingly, are excluded from the calculation. There were 32,800 and 48,000 anti-dilutive CSEs at December 31, 2014 and December 31, 2013, respectively.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation.

	For the Years
	Ended December 31,
	2014	2013

Net Income	$2,554,884	$1,407,916

Weighted average shares outstanding	4,132,196	5,009,281
Adjusted average unearned ESOP shares	(141,694)	(155,635)
Weighted average shares outstanding – basic	3,990,502	4,853,646
Effect of dilutive common stock equivalents	66,463	23,597
Adjusted weighted average shares outstanding-dilutive	4,056,965	4,877,243

Basic earnings per share	$0.64	$0.29
Dilutive earnings per share	$0.63	$0.29

Other Comprehensive Income (Loss) – The Company is required to present, as a component of comprehensive income, the amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders’ equity.

The components of accumulated other comprehensive loss, net of income tax benefits, are as follows:

	December 31,	December 31,
	2014	2013

Net unrealized gain (loss) on available for sale securities	$136,295	$(252,831)
Net unrealized loss on retirement plans	(1,593,309)	(1,621,864)
Total accumulated other comprehensive loss	$(1,457,014)	$(1,874,695)

Recent Accounting Pronouncements – In January 2014, the FASB issued ASU No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-10, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  The amendments also require enhanced disclosures.  The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014.  An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited.  The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date.  This ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, Receivables–Troubled Debt Restructurings by Creditors (Subtopic 310-40).  The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:  (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  This ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40).  The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  This ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

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

	December 31, 2014
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of Federal Home Loan Bank:
Due after 1 year through 5 years	$3,000,000	$2,420	$(7,550)	$2,994,870
Due after 5 years through 10 years	3,000,000	80	(6,320)	2,993,760
Due after 10 years	4,000,000	5,160	(680)	4,004,480

Total	$10,000,000	$7,660	$(14,550)	$9,993,110

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of FHLMC:
Due after 1 year through 5 years	$2,000,000	$—	$(4,820)	$1,995,180

Total	$2,000,000	$—	$(4,820)	$1,995,180

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$1,000,000	$450	$—	$1,000,450
Due after 10 years	3,000,000	6,960	—	3,006,960

Total	$4,000,000	$7,410	$—	$4,007,410

Total Investment Securities Available for Sale	$16,000,000	$15,070	$(19,370)	$15,995,700

	December 31, 2014
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due in 1 year or less	$200,294	$282	—	$200,576
Due after 1 years through 5 years	7,797,743	13,778	(38,439)	7,773,082
Due after 5 years through 10 years	5,011,365	41,415	(8,422)	5,044,358
Due after 10 years	11,917,380	652,666	(936)	12,569,110

Total	$24,926,782	$708,141	$(47,797)	$25,587,126

	December 31, 2013
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of Federal Home Loan Bank:
Due after 1 year through 5 years	$3,000,000	$—	$(39,010)	$2,960,990
Due after 5 years through 10 years	5,000,000	—	(247,870)	4,752,130
Due after 10 years	4,000,000	—	(176,480)	3,823,520

Total	$12,000,000	$—	$(463,360)	$11,536,640

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of FHLMC:
Due after 1 year through 5 years	$2,000,000	$1,680	$(6,850)	$1,994,830

Total	$2,000,000	$1,680	$(6,850)	$1,994,830

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$5,000,000	$580	$(20,700)	$4,979,880
Due after 10 years	3,000,000	—	(190,110)	2,809,890

Total	$8,000,000	$580	$(210,810)	$7,789,770

Total Investment Securities Available for Sale	$22,000,000	$2,260	$(681,020)	$21,321,240

	December 31, 2013
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due in 1 year or less	$1,435,196	$1,707	—	$1,436,903
Due after 1 years through 5 years	6,227,714	32,026	(12,188)	6,247,552
Due after 5 years through 10 years	6,152,302	23,159	(183,666)	5,991,795
Due after 10 years	14,542,634	273,122	(89,672)	14,726,084

Total	$28,357,846	$330,014	$(285,526)	$28,402,334

Included in obligations of U.S. Government agencies at December 31, 2014 and December 31, 2013, were $16.0 million and $20.3 million, respectively, of structured notes. These structured notes were comprised of step-up bonds that provide the U.S. Government agencies with the right, but not the obligation, to call the bonds on certain dates.

There were no investment securities sold by the Company in 2014 or 2013. Investment securities with an aggregate carrying value of $6.0 million and $5.7 million were pledged as collateral for certain deposits at December 31, 2014 and 2013, respectively.

The following table shows the fair value and unrealized losses on securities aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities Available for Sale
U.S. Government obligations	$2,993,900	$6,100	$2,986,730	$13,270	$5,980,630	$19,370
Mortgage-Backed Securities	$13,833	$132	$—	$—	$13,833	$132

Securities Held to Maturity
Municipal obligations	$2,126,057	$13,457	$2,972,973	$34,340	$5,099,029	$47,797

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities Available for Sale
U.S. Government obligations	$19,318,980	$681,020	$—	$—	$19,318,980	$681,020

Securities Held to Maturity
Municipal obligations	$10,209,969	$245,262	$427,312	$40,264	$10,637,281	$285,526

As of December 31, 2014, management believes that the estimated fair values of the securities disclosed above are primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. As of December 31, 2014, there were 5 U.S. government obligations, 1 mortgage-backed security, and 8 municipal securities in an unrealized loss position. Of the securities in an unrealized loss position at December 31, 2014, there were 3 U.S. government obligations, no mortgage-backed securities, and 5 municipal securities in an unrealized loss position for twelve months or longer. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of December 31, 2014 represents an other-than-temporary impairment.

4.	Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$979,046	$64,673	$—	$1,043,719
FHLMC pass-through certificates	746,774	81,808	(132)	828,450
FNMA pass-through certificates	1,240,870	64,458	—	1,305,328

Total	$2,966,690	$210,939	$(132)	$3,177,497

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$1,108,979	$79,972	—	$1,188,951
FHLMC pass-through certificates	1,179,561	102,355	—	1,281,916
FNMA pass-through certificates	2,114,257	113,356	$—	2,227,613

Total	$4,402,797	$295,683	$—	$4,698,480

At December 31, 2014 and 2013, the Company had no mortgage-backed securities pledged for certain customer deposits of the Company. There were no sales of mortgage-backed securities in 2014 or 2013.

5.	Loans Receivable, Related Allowance for Loan Losses, and Credit Quality

Loans receivable consist of the following:

	December 31,
	2014	2013
Real estate loans:
Single-family	$121,335,941	$124,222,742
Multi-family	24,512,058	22,181,608
Commercial	121,069,114	122,813,820
Land and construction	25,901,911	19,792,113
Commercial business	14,402,645	10,403,004
Consumer	3,757,722	4,495,150
Total loans receivable	310,979,391	303,908,437
Less:
Deferred fees	(735,417)	(788,557)
Allowance for loan losses	(4,464,992)	(4,242,600)
Loans receivable - net	$305,778,982	$298,877,280

The Company originates loans to customers located primarily in Southeastern Pennsylvania. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

From time to time the Company will grant loans to directors and executive officers of the Bank and Company. These loans are made under the same terms and underwriting standards as to any other customer. There were outstanding balances of $434,000 and $503,000 of these loans at December 31, 2014 and December 31, 2013, respectively.  During 2014, there were no new loans or lines of credit issued to directors and executive officers, $69,000 in principal repayments, and no advances on existing lines of credit. Unused lines of credit to directors and executive officers at December 31, 2014 and December 31, 2013, were $312,000 and $287,000, respectively.

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$346,478	$146,382	$1,082,543	$1,575,403	$119,760,538	$121,335,941	$691,385
Multi-family	146,603	—	—	146,603	24,365,455	24,512,058	—
Commercial	832,266	426,852	346,640	1,605,758	119,463,356	121,069,114	—
Land and construction	—	—	—	—	25,901,911	25,901,911	—
Commercial business	9,184	—	—	9,184	14,393,461	14,402,645	—
Consumer	200,548	100,472	235,135	536,155	3,221,567	3,757,722	235,135
Total	$1,535,079	$673,706	$1,664,318	$3,873,103	$307,106,288	$310,979,391	$926,520

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$531,900	$158,770	$1,390,066	$2,080,736	$122,142,006	$124,222,742	$638,325
Multi-family	—	—	—	—	22,181,608	22,181,608	—
Commercial	455,132	197,971	744,069	1,397,172	121,416,648	122,813,820	—
Land and construction	—	—	—	—	19,792,113	19,792,113	—
Commercial business	64,188	—	—	64,188	10,338,816	10,403,004	—
Consumer	122,564	89,550	411,526	623,640	3,871,510	4,495,150	411,526
Total	$1,173,784	$446,291	$2,545,661	$4,165,736	$299,742,701	$303,908,437	$1,049,851

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of December 31, 2014:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Single-family	$119,044	$711	$1,581	$—	$121,336
Multi-family	24,512	—	—	—	24,512
Commercial	113,603	541	6,925	—	121,069
Land and construction	25,902	—	—	—	25,902
Commercial business	14,402	—	—	—	14,402
Consumer	3,758	—	—	—	3,758
Total	$301,221	$1,252	$8,506	$—	$310,979

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of December 31, 2013:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Single-family	$122,472	$361	$1,390	$—	$124,223
Multi-family	22,181	—	—	—	22,181
Commercial	113,920	1,479	7,415	—	122,814
Land and construction	19,792	—	—	—	19,792
Commercial business	10,403	—	—	—	10,403
Consumer	4,495	—	—	—	4,495
Total	$293,263	$1,840	$8,805	$—	$303,908

The following table presents nonaccrual loans by classes of the loan portfolio.

	December 31,
(Dollars in thousands)	2014	2013
Real estate:
Single-family	$391	$752
Multi-family	—	—
Commercial	849	744
Land and construction	—	—
Commercial business	—	—
Consumer	—	—
Total non-accruing loans	$1,240	$1,496

If the Company’s $1.2 million of non-accruing loans at December 31, 2014 had been current in accordance with their terms during 2014, the gross income on such loans would have been approximately $73,000 for 2014. The Company actually recorded $32,000 in interest income on such loans for 2014. If the Company’s $1.5 million of non-accruing loans at December 31, 2013 had been current in accordance with their terms during 2013, the gross income on such loans would have been approximately $69,000 for 2013. The Company actually recorded $19,000 in interest income on such loans for 2013.

The following table presents the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the year ended December 31, 2014:

(Dollars in thousands)	Single Family Real Estate	Multi Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Commercial Business	Total
Allowance for loan losses for the year ended December 31, 2014:
Beginning balance	$833	$304	$2,259	$618	$14	$215	$4,243
Charge-offs	(100)	—	(185)	—	(4)	—	(289)
Recoveries	53	—	7	—	1	—	61
Provisions	95	(2)	123	155	5	74	450
Ending balance	$881	$302	$2,204	$773	$16	$289	$4,465
Allowance for loan losses:
Ending balance	$881	$302	$2,204	$773	$16	$289	$4,465
Ending balance:
individually evaluated for impairment	$22	$—	$414	$—	$—	$—	$436
Ending balance:
collectively evaluated for impairment	$859	$302	$1,790	$773	$16	$289	$4,029

Loans receivable:
Ending balance	$121,336	$24,512	$121,069	$25,902	$3,758	$14,402	$310,979
Ending balance:
individually evaluated for impairment	$1,041	$—	$7,826	$—	$—	$—	$8,867
Ending balance:
collectively evaluated for impairment	$120,295	$24,512	$113,243	$25,902	$3,758	$14,402	$302,112

The following table presents the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the year ended December 31, 2013:

(Dollars in thousands)	Single Family Real Estate	Multi Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Commercial Business	Total
Allowance for loan losses for the year ended December 31, 2013:
Beginning balance	$1,027	$623	$2,674	$352	$18	$225	$4,919
Charge-offs	(458)	(359)	(813)	—	(7)	—	(1,637)
Recoveries	19	—	7	30	5	—	61
Provisions	245	40	391	236	(2)	(10)	900
Ending balance	$833	$304	$2,259	$618	$14	$215	$4,243
Allowance for loan losses:
Ending balance	$833	$304	$2,259	$618	$14	$215	$4,243
Ending balance:
individually evaluated for impairment	$18	$—	$526	$—	$—	$—	$544
Ending balance:
collectively evaluated for impairment	$815	$304	$1,733	$618	$14	$215	$3,699

Loans receivable:
Ending balance	$124,223	$22,181	$122,814	$19,792	$4,495	$10,403	$303,908
Ending balance:
individually evaluated for impairment	$552	$—	$8,895	$—	$—	$—	$9,447
Ending balance:
collectively evaluated for impairment	$123,671	$22,181	$113,919	$19,792	$4,495	$10,403	$294,461

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the year ended December 31, 2014:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Single-family	$850	$850	$—	$517	$51
Commercial	$4,121	$4,121	$—	$3,947	$193

With an allowance recorded:
Real estate:
Single-family	$191	$191	$22	$191	$9
Commercial	$3,705	$3,705	$414	$4,155	$206

Total:
Real estate:
Single-family	$1,041	$1,041	$22	$708	$60
Commercial	$7,826	$7,826	$414	$8,102	$399

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the year ended December 31, 2013:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Single-family	$361	$361	$—	$361	$13
Commercial	$3,835	$4,263	$—	$3,411	$239

With an allowance recorded:
Real estate:
Single-family	$191	$191	$18	$191	$12
Commercial	$5,060	$5,187	$526	$4,759	$198

Total:
Real estate:
Single-family	$552	$552	$18	$552	$25
Commercial	$8,895	$9,450	$526	$8,170	$437

The following table summarizes information in regards to loans classified as troubled debt restructurings during the year ended December 31, 2014:

(Dollars in Thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Real estate:
Single family	1	$464	$500
Commercial	2	$2,273	$2,273

There were no troubled debt restructurings with a payment default, with the payment default occurring within 12 months of restructure and payment default occurring, during the twelve months ended December 31, 2014.

At December 31, 2014, the Company had thirteen loans classified as performing troubled debt restructurings consisting of three single-family real estate loans which amounted to $850,000 and ten commercial real estate loans which amounted to $6.0 million. Two of the three single-family real estate loans, which amounted to $351,000 were classified as special mention in the Company’s allowance for loan losses and have no allowance against them. One of the three single family real estate loans, in the amount of $499,000 was classified as substandard and had no allowance against it. Four of the ten commercial real estate loans, in the amount of $901,000 were classified as special mention and one of the four loans had a $3,000 allowance against it. Five of the ten commercial real estate loans, which amounted to $5.1 million are classified as substandard in the Company’s allowance for loan losses and had a $219,000 allowance against them. All such loans have been performing in accordance with their restructured terms and conditions. At December 31, 2014, the Company had one single-family real estate nonperforming loan classified as a troubled debt restructuring in the amount of $191,000. The single-family real estate loan was classified as substandard in the Company’s allowance for loan losses and had a $22,000 allowance against it. All of the troubled debt restructurings consisted of changes in interest rates or maturity extensions and no principal was forgiven.

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

6.	Premises and Equipment

Premises and equipment are summarized by major classifications as follows:

	Estimated Useful	December 31,
	Life in Years	2014	2013

Land	Indefinite	$125,014	$125,014
Buildings	40	4,900,080	4,711,536
Furniture and fixtures	2-7	6,133,481	6,039,714

Total		11,158,575	10,876,264
Accumulated depreciation		(9,244,510)	(8,840,231)

Net		$1,914,065	$2,036,033

Depreciation and amortization expense for the years ended December 31, 2014 and 2013 amounted to $480,000 and $600,000, respectively.

7.	Deposits

Deposits consist of the following major classifications:

	December 31,
	2014		2013
	Amount	Percent	Amount	Percent

Money market deposit accounts	$24,427,479	7.1%	$26,433,484	7.6%
Passbook and statement savings accounts	51,538,256	15.0	52,197,435	15.1
Certificates of less than $100,000	140,834,938	40.9	144,064,208	41.7
Certificates of $100,000 or more	53,184,682	15.4	53,022,110	15.4
NOW accounts	56,437,746	16.3	53,252,217	15.4
Non-interest bearing accounts	18,356,657	5.3	16,408,743	4.8

Total	$344,779,758	100.0%	$345,378,197	100.0%

A summary of certificates by scheduled maturity was as follows:

	December 31, 2014
	Amount	Percent

2015	$110,879,204	57.1%
2016	58,698,183	30.3%
2017	16,455,681	8.5%
2018	3,617,242	1.8%
2019	2,649,397	1.4%
Thereafter	1,719,913	0.9%
Total	$194,019,620	100.0%

A summary of interest expense on deposits was as follows:

	Year Ended December 31,
	2014	2013

Money market deposit accounts	$60,959	$60,752
Other savings deposits	102,807	102,704
Certificates of less than $100,000	1,068,641	1,285,949
Certificates of $100,000 or more	901,148	886,498
NOW accounts	117,567	117,342
Total	$2,251,122	$2,453,245

8.	Borrowings

At December 31, 2014 and 2013, the Company had other borrowings of $2.9 million and $3.4 million, respectively. Other borrowings consists of non-FDIC insured customer sweep investments.

The FHLB offers an alternative to regular repurchase agreements. The terms are variable from overnight to one year and utilize mortgage loans as collateral in lieu of liquidity items such as government securities for collateral. The Company’s unused credit line with the FHLB amounted to approximately $20.0 million at both December 31, 2014 and 2014, respectively. In addition to the $20.0 million credit line with the FHLB, the Company had the ability to borrow an additional $161.0 million at December 31, 2014.

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

Retained earnings at both December 31, 2014 and 2013 included approximately $7.1 million, representing bad debt deductions, for which no deferred income taxes have been provided.

The Company has no liability recorded related to unrecognized tax positions. No expense has been recorded or accrued for interest or penalties.

The Company files income tax returns in the U.S. Federal jurisdiction and in Pennsylvania. With limited exception, the Company is no longer subject to U.S. Federal and Pennsylvania examinations by tax authorities before 2011.

The tax effect of temporary differences that give rise to significant portions of the deferred tax accounts, calculated at 34%, is as follows:

	December 31,
	2014	2013
Deferred tax assets:
Depreciation and amortization	$330,820	$287,300
Allowance for loan losses	1,518,100	1,442,620
Additional minimum liability for retirement plans	820,796	835,509
Supplemental retirement benefits	1,366,120	1,355,240
Deferred gain on the sale of premises and equipment	208,000	227,000
Stock benefit plan	281,860	215,900
Capital loss carryforwards	210,000	386,000
Alternative minimum tax	1,459,000	1,676,000
State tax loss carryforwards	291,000	295,000
Net unrealized loss on securities available for sale	—	130,246
Other	142,750	223,681
Total deferred tax assets	6,628,446	7,074,496

Valuation allowance	(501,000)	(681,000)

Deferred tax liabilities:
Deferred loan fees	(40,460)	(52,020)
Pension Plan	(715,700)	(668,100)
Net unrealized gain on securities available for sale	(70,212)	—
Total deferred tax liabilities	(826,372)	(720,120)

Net deferred tax asset	$5,301,074	$5,673,376

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

As of December 31, 2014, the Company had approximately $575,000 and $44,000 of capital loss carryforwards, which result in a deferred tax asset of $210,000, expiring in 2015 and 2016, respectively. The Company recorded a full valuation allowance for these carryforwards as it is more likely than not the Company will be unable to realize these benefits.

As of December 31, 2014, the Company had approximately $4.0 million of state net operating loss carryforwards, transferred from the MHC, expiring from 2019 through 2030. The Company has recorded a full valuation allowance for these carryforwards as projected state income at the Company is not anticipated to be sufficient to realize these benefits.

The consolidated expense for income taxes consisted of the following for the years ended December 31:

	2014	2013

Current, federal	$679,869	$280,000
Deferred, federal	157,131	480,000
Current, state	188,000	—

Total	$1,025,000	$760,000

The Company’s federal income tax expense differs from that computed at the statutory tax rate as follows:

	Year Ended December 31,
	2014		2013
		Percentage		Percentage
		of Pretax		of Pretax
	Amount	Income	Amount	Income

Expense at statutory rate	$1,217,161	34.0%	$737,091	34.0%
Adjustments resulting from:
Tax-exempt income	(264,009)	(7.4)	(280,538)	(12.9)
Increase in cash surrender value of life insurance	(95,140)	(2.7)	(100,814)	(4.7)
State tax expense net of federal tax benefit	124,080	3.5	—	—
Valuation allowance for capital loss carryforward	—	—	386,000	17.8
Other	42,908	1.2	18,261	0.9
Income tax expense per consolidated statements of income	$1,025,000	28.6%	$760,000	35.1%

10.	Commitments and Contingencies

The lending activities of the Company are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Company's Board of Directors and management. Loan originations are obtained by a variety of sources, including referrals from real estate brokers, builders, existing customers, advertising, walk-in customers and, to a significant extent, mortgage brokers who obtain credit reports, appraisals and other documentation involved with a loan. In most cases, property valuations are performed by independent outside appraisers. Title and hazard insurance are generally required on all security property other than property securing a home equity loan, in which case the Company obtains a title opinion. The majority of the Company's loans are secured by property located in its primary lending area. The Company had approximately $5.5 million and $3.1 million in outstanding loan commitments, excluding unused lines of credit and the undisbursed portion of loans in process, at December 31, 2014 and 2013, respectively, which were expected to fund within the next three months. Unused commitments under unused lines of credit amounted to $36.6 million and $30.0 million at December 31, 2014 and December 31, 2013, respectively. In addition, the Company had $1.1 million and $1.5 million in standby letters of credit at December 31, 2014 and 2013, respectively, which were secured by cash, marketable securities and real estate. All commitments are issued using the Company’s current loan policies and underwriting guidelines and the breakdown between fixed-rate and adjustable-rate loans is as follows:

	December 31,
	2014	2013

Fixed-rate (ranging from 1.99% to 5.25%)	$2,831,000	$1,867,450
Adjustable-rate	2,700,000	1,200,000

Total	$5,531,000	$3,067,450

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

	At December 31,
	2014	2013

Future loan commitments	$5,531,000	$3,067,450
Undisbursed construction loans	18,053,123	14,247,660
Undisbursed home equity lines of credit	4,702,969	4,259,993
Undisbursed commercial lines of credit	13,712,440	11,270,226
Overdraft protection lines	176,219	184,383
Standby letters of credit	1,133,889	1,511,730
Total	$43,309,640	$34,541,442

Depending on cash flow, interest rate risk, risk management and other considerations, longer term fixed-rate residential loans may be sold in the secondary market. There were no outstanding commitments to sell loans at December 31, 2014.

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

Expenses related to rent for office buildings for 2014 and 2013 were $471,000 and $461,000, respectively. The Company maintains offices at eight locations, including six bank offices which it rents under leases expiring over the next 13 years. The following is a summary of future minimum rental payments required under all non-cancellable operating leases as of December 31, 2014:

Year Ending December 31,

2015	$476,406
2016	397,240
2017	392,529
2018	394,119
2019	402,227
Thereafter	1,599,373
Total minimum rental payments	$3,661,894

11.	Retirement Plans

The Company has a defined benefit pension plan and a defined contribution plan under Section 401(k) of the Internal Revenue Code, all of which cover all full-time employees meeting certain eligibility requirements. The plans may be terminated at any time at the discretion of the Company’s Board of Directors. At December 31, 2014 the defined benefit pension plan was curtailed and as a result the participants will no longer accrue benefits. The Company is responsible for the future payments to the participants.

Pension expense was $210,000 and $289,000, in 2014 and 2013, respectively.

The net pension costs for the years ended December 31, 2014 and 2013 included the following components:

	2014	2013
Net Periodic Benefit Cost
Service Cost	$290,115	$295,577
Interest Cost	321,686	261,131
Expected Return on Plan Assets	(574,806)	(504,112)
Amortization of Prior Service Cost	12,685	12,685
Curtailment	50,742	—
Amortization of Loss	109,584	223,797
Net Periodic Benefit Cost	$210,006	$289,078

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)

Net gain	$(186,866)	$(202,807)
Amortization of net loss	(109,584)	(223,797)
Amortization of prior service cost	(63,427)	(12,685)
Total recognized in other comprehensive income (loss)	$(359,877)	$(439,289)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(149,871)	$(150,211)

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $49,385 and $-0-, respectively.

Key Assumptions	2014	2013

Discount Rate for Net Periodic Benefit Cost	4.25%	3.50%
Salary Scale for Net Periodic Benefit Cost	3.00%	2.50%
Expected Return on Plan Assets	7.50%	8.00%

Discount Rate for Plan Obligations	3.50%	4.25%
Salary Scale for Plan Obligations	N/A	3.00%

During 2014, the Company adopted the new mortality tables reflecting longer life expectancy published by the Society of Actuaries on October 27, 2014. These revised tables resulted in an increase in the pension plan's projected benefit obligation of approximately $300,000 as of December 31, 2014.

A summary of reconciliation and disclosure information required under FASB ASC Topic 715, Compensation-Retirement Benefits, for the defined benefit pension plan is as follows:

	2014	2013
Change in Projected Benefit Obligation
Projected Benefit Obligation at Beginning of Year	$7,597,479	$6,656,322
Service Cost	290,115	295,577
Interest Cost	321,686	261,131
Curtailment	(1,267,296)	—
Benefits paid	(353,289)	(195,187)
Actuarial Loss	1,091,740	579,636
Projected Benefit Obligation at End of Year	7,680,435	7,597,479

Change in Plan Assets During Year
Fair Value of Plan Assets at Beginning of Year	7,696,447	6,005,079
Actual Return on Plan Assets	586,116	1,286,555
Employer Contributions	350,000	600,000
Benefits Paid	(353,289)	(195,187)
Fair Value of Plan Assets at End of Year	8,279,274	7,696,447

Funded Status at End of Year, included in other assets	$598,839	$98,968

Benefit Obligations at End of Year
Accumulated Benefit Obligation	$7,680,435	$6,369,762

Amounts Recognized in Accumulated Other Comprehensive Loss
Net loss	$1,240,288	$1,536,738
Prior service cost	—	63,427
Total	$1,240,288	$1,600,165

Expected Contributions to the Plan

The Company plans to contribute $-0- to the pension plan in 2015.

Expected Benefit Payments From the Plan

2015	$106,793
2016	1,670,455
2017	282,045
2018	1,118,637
2019	87,889
2020-2024	2,162,485

Target asset allocation for the pension plan includes equity securities ranging from 55% to 75%, debt securities ranging from 25% to 45% and cash and cash equivalents ranging from 0% to 10%. The following table shows the asset allocation as of December 31, 2014.

Investment Class		Percentage of Assets
Fixed Income Investments-mutual funds	$2,403,320	29.0%
Equity Investments-mutual funds	5,083,809	61.4%
Cash and Cash Equivalents	792,145	9.6%

Fair Value as of December 31, 2014	$8,279,274	100.0%

Fixed income investments are 50.7% invested in a total return bond fund and 49.3% invested in a short term investment grade fund. The equity investments consist of 11.1% small-cap mutual funds, 13.3% mid-cap mutual funds, and 75.6% large-cap mutual funds.

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Cash and Cash Equivalents	$792,145	$792,145	$—	$—
Mutual Funds	7,487,129	7,487,129	—	—
Total	$8,279,274	$8,279,274	$—	$—

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

The Company has an unfunded Nonqualified Retirement and Death Benefit Agreement (the “Agreement”) with certain officers of the Company. The purpose of the Agreement is to provide the officers with supplemental retirement benefits equal to a specified fixed amount. A summary of the reconciliation and disclosure information required under FASB Topic ASC 715, Compensation-Retirement Benefits, for the Agreement is as follows:

	Year Ended
	December 31,
Change in benefit obligation during year	2014	2013

Benefit obligation at beginning of year	$4,842,687	$4,865,765
Service cost	—	54,821
Interest cost	201,150	198,442
Benefit payments	(193,718)	(158,792)
Actuarial (gain) loss	341,471	(117,549)
Benefit obligation at end of year	5,191,590	4,842,687

Change in plan assets during year
Fair value of plan assets at beginning of year	—	—
Employer contributions	193,718	158,792
Benefit payments	(193,718)	(158,792)
Fair value of plan assets at end of year	—	—

Funded status
Funded status (included in other liabilities)	(5,191,590)	(4,842,689)
Unrecognized net loss	1,173,817	857,209
Unrecognized prior service cost	—	—
Net liability recognized	$(4,017,773)	$(3,985,480)

Change in accumulated other comprehensive loss
Accumulated other comprehensive loss at beginning of year	$857,208	$1,009,627
Amortization of net loss	24,862	34,870
Actuarial gain (loss)	(341,471)	117,549
Amortization of prior service cost	—	—
Net change in other comprehensive loss	316,609	(152,419)
Accumulated other comprehensive loss at end of year	$1,173,817	$857,208

Expected cash-flow information for years after current fiscal year
2015		$257,092
2016		377,441
2017		377,441
2018		377,441
2019		377,441
2020-2024		1,887,205

	2014	2013
Net periodic benefit cost
Service cost	$—	$54,821
Interest cost	201,150	198,443
Amortization of prior service cost	—	—
Amortization of net loss	24,862	34,870
Net periodic benefit cost	$226,012	$288,134

Key Assumptions
Discount rate during the year	4.25%	4.00%
Discount rate at end of year	3.50%	4.25%

Employee Stock Ownership Plan

The Bank has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the ESOP. The ESOP purchased 74,073 shares of common stock in the offering completed on January 30, 2007 using proceeds of a loan from the former mid-tier holding company. The Bank makes quarterly payments of principal and interest over a term of 15 years at a rate of 8.25% to the Company. The ESOP has a second loan from the Company to fund the purchase of 150,991 additional shares in connection with the second step conversion completed on January 18, 2011 under which the Bank makes quarterly payments of principal and interest over a term of 20 years at a rate of 3.25% to the Company. The loans are secured by the shares of the stock purchased.

As the debt is repaid, shares are released from collateral and allocated to qualified employees. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The compensation expense for the ESOP for the years ended December 31, 2014 and December 31, 2013 was $236,000 and $189,000, respectively.

The following table presents the components of the ESOP shares inclusive of shares purchased prior to 2007:

	December 31,
	2014	2013
Shares released for allocation	178,325	172,856
Unearned shares	134,734	148,675
Total ESOP shares	313,059	321,531

12.	Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2014, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table below:

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:	(Dollars in thousands)
Tier 1 Capital	$60,152	14.39%	$16,725	4.00%	$20,906	5.00%
(to average assets)
Tier 1 Capital	60,152	21.94	10,969	4.00	16,454	6.00
(to risk-weighted assets)
Total Capital	63,593	23.19	21,938	8.00	27,423	10.00
(to risk-weighted assets)
As of December 31, 2013:	(Dollars in thousands)
Tier 1 Capital	$56,693	13.25%	$17,114	4.00%	$21,393	5.00%
(to average assets)
Tier 1 Capital	56,693	20.87	10,867	4.00	16,301	6.00
(to risk-weighted assets)
Total Capital	60,099	22.12	21,734	8.00	27,168	10.00
(to risk-weighted assets)

The Bank’s capital at December 31, 2014 and 2013 for financial statement purposes differs from regulatory Tier 1 capital amounts by $137,000 and $253,000, respectively, representing the exclusion for regulatory purposes of unrealized gains and losses on securities available for sale and by $1.6 million and $1.6 million, respectively, representing the exclusion of amounts in accumulated other comprehensive loss from the application of FASB ASC Topic 715 (Compensation-Retirement Benefits), and $3.7 million and $4.6 million, respectively representing the exclusion for regulatory purposes of certain deferred tax assets.

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

A summary of the status of the shares under the 2011 RRP as of December 31, 2014 and December 31, 2013 and changes during the years ended December 31, 2014 and December 31, 2013 are presented below:

	Year Ended December 31, 2014
		Weighted
	Number of	average grant
	shares	date fair value

Restricted at the beginning of period	135,070	$11.22
Granted	—	—
Vested	(51,610)	$11.17
Forfeited	(1,500)	$15.34
Restricted at the end of period	81,960	$11.34

	Year Ended December 31, 2013
		Weighted
	Number of	average grant
	shares	date fair value

Restricted at the beginning of the period	169,560	$11.08
Granted	7,750	$15.34
Vested	(42,240)	$11.07
Forfeited	—	—
Restricted at the end of the period	135,070	$11.22

Compensation expense on the 2011 RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the year ended December 31, 2014, approximately 51,610 shares were amortized to expense, based on the proportional and accelerated vesting of the awarded shares, resulting in recognition of approximately $532,000 in compensation expense with a related tax benefit of $181,000. Of the $532,000 in compensation expense, approximately $102,000 related to the accelerated vesting of certain awarded shares. As of December 31, 2014, approximately $688,000 in additional compensation expense is scheduled to be recognized over the remaining weighted average vesting period of 2.25 years. During the year ended December 31, 2013, approximately 42,219 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $451,000 in compensation expense with a related tax benefit of $153,000. As of December 31, 2013, approximately $1.2 million in additional compensation expense was scheduled to be recognized over the remaining weighted average vesting period of 3.25 years. Under the terms of the 2011 RRP, any unvested awards will become fully vested upon a change in control of the Company resulting in the full recognition of any unrecognized expense.

Stock Options

In July 2011, the shareholders of the Company also approved the adoption of the 2011 Stock Option Plan (the “2011 Option Plan”). Pursuant to the 2011 Option Plan, options to acquire 325,842 shares of common stock may be granted to employees and directors. Under the 2011 Option Plan, options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. On July 20, 2011, July 20, 2012, and December 11, 2013 options to purchase 277,750, 9,500, and 38,500 shares of common stock were awarded, respectively. As of December 31, 2014, a total of 5,792 shares of common stock have been reserved for future grant pursuant to the 2011 Option Plan.

A summary of the status of the Company’s stock options under the 2011 Option Plan as of December 31, 2014 and December 31, 2013, and changes during the years ended December 31, 2014 and December 31, 2013, are presented below:

	Year Ended December 31, 2014
		Weighted
	Number of	average
	shares	exercise price

Options outstanding at the beginning of period	325,750	$11.60
Granted	—	—
Exercised	—	—
Forfeited	(5,700)	$15.34
Options outstanding at the end of period	320,050	$11.53
Exercisable at end of the period	186,150	$11.23

	Year Ended December 31, 2013
		Weighted
	Number of	average
	Shares	exercise price

Options outstanding at the beginning of period	287,250	$11.10
Granted	38,500	$15.34
Exercised	—	—
Forfeited	—	—
Options outstanding at the end of the period	325,750	$11.60
Exercisable at the end of the period	113,000	$11.07

The fair value of each option grant is estimated using the Black-Scholes pricing model with the following weighted average assumptions for the options granted in 2013: dividend yield of 2.0%, risk-free interest rate of 1.53%, expected life of 7.0 years, and volatility of 28.35%. The calculated fair value of options granted in 2013 was $4.12.

The weighted average contractual term of the options outstanding was 7.5 years and 8.2 years at December 31, 2014 and December 31, 2013, respectively.

During the years ended December 31, 2014 and December 31, 2013, respectively, approximately $210,000, of which approximately $31,000 related to the accelerated vesting of certain awards, and $167,000 was recognized in compensation expense for the 2011 Option Plan. At December 31, 2014 and December 31, 2013, respectively, approximately $335,000 and $568,000 in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 2.25 years and 3.25 years at December 31, 2014 and December 31, 2013, respectively.

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

Impaired Loans (Generally Carried at Fair Value). Impaired loans are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. Appraised values may be discounted based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal. Because of the high degree of judgment required in estimating the fair value of collateral underlying impaired loans and because of the relationship between fair value and general economic conditions we consider fair values of impaired loans to be highly sensitive to market conditions. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of the impaired loans consists of the loan balances, net of any valuation allowance. At December 31, 2014 and December 31, 2013, the fair value of the impaired loans consists of loan balances of $3.9 million and $5.3 million, respectively, net of valuation allowances of $436,000 and $544,000, respectively; and loan balances of $-0- and $728,000, respectively, net of partial charge-offs of $-0- and $428,000, respectively.

Other Real Estate Owned (“OREO”). OREO assets are originally recorded at fair value upon transfer of the loans to OREO, net of estimated cost to dispose of the assets. Subsequently, OREO assets are carried at the lower of carrying value or fair value. The fair value of OREO is based on independent appraisals less selling costs. Appraised values may be discounted based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal. Because of the high degree of judgment required in estimating the fair value of OREO and because of the relationship between fair value and general economic conditions, the Company considers fair values of OREO to be highly sensitive to market conditions. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At December 31, 2014 and December 31, 2013 the fair value consists of OREO balances of $1.0 million and $1.1 million, respectively, net of valuation allowances of $131,000 and $155,000, respectively. These amounts differ from the balances disclosed on the Statement of Financial Condition due to certain OREO assets being carried at carrying value, as they have not required additional write-downs subsequent to transfer.

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

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Investment security obligations of FHLB	$9,993	$—	$9,993	$—
Investment security obligations of Fannie Mae	4,007	—	4,007	—
Investment security obligations of Freddie Mac	1,995	—	1,995	—
Mortgaged backed security obligations of GNMA	1,044	—	1,044	—
Mortgaged backed security obligations of FHLMC	829	—	829	—
Mortgaged backed security obligations of FNMA	1,305	—	1,305	—
Total	$19,173	$—	$19,173	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 (in thousands) are as follows:

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$3,460	$—	$—	$3,460
Other real estate owned	870	—	—	870
Total	$4,330	$—	$—	$4,330

The following table presents quantitative information with regards to Level 3 fair value measurements at December 31, 2014.

Description	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans	$3,460	Appraisal of collateral	Appraisal adjustments (1)	5%-30% (20%)

Other real estate owned	870	Appraisal of collateral	Appraisal adjustments (1)	10%-0% (4%)
Total	$4,330

_________________

(1)	Appraisals may be adjusted by management for qualitative factors, including estimated liquidation expenses. The range and weighted average adjustments are presented as a percentage of the appraisal.

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 (in thousands) are as follows:

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$5,008	$—	$—	$5,008
Other real estate owned	978	—	—	978
Total	$5,986	$—	$—	$5,986

The following table presents quantitative information with regards to Level 3 fair value measurements at December 31, 2013.

Description	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans	$5,008	Appraisal of collateral	Appraisal adjustments (1)	5%-30% (18%)

Other real estate owned	987	Appraisal of collateral	Appraisal adjustments (1)	10%-5% (4%)
Total	$5,986

_________________

(1)	Appraisals may be adjusted by management for qualitative factors, including estimated liquidation expenses. The range and weighted average adjustments are presented as a percentage of the appraisal.

The carrying amount and estimated fair values of the Company’s assets and liabilities were as follows as of the dates indicated.

	At December 31, 2014
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$1,361	$1,361	$—	$—
Interest bearing deposits at banks	45,272	45,272	—	—
Investment securities	40,922	—	41,583	—
Mortgage-backed securities	3,177	—	3,177	—
Loans receivable	305,779	—	—	305,849
FHLB stock	203	—	203	—
Accrued interest receivable	1,455	—	1,455	—

Liabilities:
NOW and MMDA deposits (1)	$99,222	$—	$99,222	$—
Other savings deposits	51,538	—	51,538	—
Certificate accounts	194,020	—	194,305	—
Borrowings	2,918	—	2,918	—
Accrued interest payable	9	—	9	—
Off balance sheet instruments	—	—	—	—

_______________________

(1) Includes non-interest bearing accounts totaling $18,357.

	At December 31, 2013
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$1,530	$1,530	$—	$—
Interest bearing deposits at banks	43,694	43,694	—	—
Investment securities	49,679	—	49,724	—
Mortgage-backed securities	4,698	—	4,698	—
Loans receivable	298,878	—	—	300,029
FHLB stock	647	—	647	—
Accrued interest receivable	1,465	—	1,465	—

Liabilities:
NOW and MMDA deposits (1)	$96,044	$—	$96,044	$—
Other savings deposits	52,197	—	52,197	—
Certificate accounts	197,086	—	196,901	—
Borrowings	3,437	—	3,437	—
Accrued interest payable	9	—	9	—
Off balance sheet instruments	—	—	—	—

_______________________

(1) Includes non-interest bearing accounts totaling $16,409.

15. Condensed Financial Information – Parent Corporation Only

CONDENSED BALANCE SHEETS-PARENT CORPORATION ONLY

	December 31,
	2014	2013
ASSETS:
Cash and cash equivalents	$2,871,165	$9,729,594
Loan receivable – ESOP	1,582,865	1,730,808
Premises and equipment, net	10,000	10,000
Other assets	271,616	261,930
Investment in Alliance Bank	62,406,029	59,370,438
Total assets	$67,141,675	$71,102,770

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accrued tax payable	$11,727	$185,041
Deferred gain on the sale of premises and equipment	611,577	667,174
Deferred directors retirement plan	67,831	82,032
Total liabilities	$691,135	$934,247

STOCKHOLDERS’ EQUITY
Total stockholders' equity	66,450,540	70,168,523

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$67,141,675	$71,102,770

CONDENSED INCOME STATEMENTS-PARENT CORPORATION ONLY

	Years Ended December 31,
	2014	2013
INCOME:
Interest income	$67,463	$98,756
Rental income	—	38,500
Amortization of deferred gain	55,597	—
Dividend from subsidiary	1,000,000	4,500,000
Total income	1,123,060	4,637,256

EXPENSES:
Directors retirement plan	10,800	10,800
Depreciation	—	12,229
Legal fees	48,000	45,000
Stock related expense	57,000	56,000
Capital stock tax	—	5,446
Other	7,700	7,700
Total expenses	123,500	137,175

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY IN UNDISTRUBUTED NET INCOME OF SUBSIDIARY	999,560	4,500,081

EQUITY IN UNDISTRUBUTED NET INCOME (LOSS) OF SUBSIDIARY	1,555,324	(2,920,165)

Income Tax Expense	—	172,000

NET INCOME	$2,554,884	$1,407,916

CONDENSED STATEMENTS OF CASH FLOWS-PARENT CORPORATION ONLY

	Years Ended December 31,
	2014	2013
OPERATING ACTIVITIES:

Net income	$2,554,884	$1,407,916
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed net (income) loss of subsidiary	(1,555,324)	2,920,165
Depreciation	—	12,229
(Increase) decrease in other assets	(9,686)	170,773
Decrease in other liabilities	(243,112)	(71,258)
Net cash provided by operating activities	746,762	4,439,825

INVESTING ACTIVITIES:

Principal repayments on ESOP loan	147,943	139,349
Proceeds from the sale of premises and equipment	—	1,044,890
Net cash provided by investing activities	147,943	1,184,239

FINANCING ACTIVITIES:

Purchase of treasury stock	(6,843,371)	(10,880,830)
Dividends paid	(909,763)	(1,008,413)
Net cash used in financing activities	(7,753,134)	(11,889,243)

Net decrease in cash and cash equivalents	(6,858,429)	(6,265,179)
Cash and cash equivalents – beginning of period	9,729,594	15,994,773

Cash and cash equivalents – end of period	$2,871,165	$9,729,594

Supplemental Schedule of Noncash Financing and Investing Activities:
Deferred gain on sale of premises and equipment	$—	$667,174

16. Entry into a Material Definitive Agreement

On March 3, 2015, Alliance Bancorp, Inc. of Pennsylvania (“Alliance”) announced that it entered into an Agreement and Plan of Reorganization (the “Agreement”) with WSFS Financial Corporation (“WSFS”) providing for, among other things, the merger of Alliance with and into WSFS (the “Merger”) and the merger of Greater Delaware Valley Savings Bank d/b/a Alliance Bank, a Pennsylvania-chartered savings bank and a wholly owned subsidiary of Alliance, with and into Wilmington Savings Fund Society, FSB, a federal savings bank and wholly owned subsidiary of WSFS. Under the terms of the Agreement, all shares of Alliance common stock will be exchanged in the aggregate for approximately $26.6 million in cash and 816,151 shares of WSFS common stock. Each stockholder of Alliance will be able to elect to receive, for each of their shares of Alliance Bancorp, Inc. of Pennsylvania common stock, either 0.28955 shares of WSFS common stock or $22.00 in cash. The Merger is subject to customary closing conditions, including regulatory approvals and approval from Alliance’s shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

a)	Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are designed to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

c)	No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth fiscal quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Set forth below is a brief description of the background of each director of the Company for at least the last five years, as well as any particular experience, attributes or skills that they possess that qualifies them to serve as a director.

Dennis D. Cirucci. Age 64. Mr. Cirucci has served as President and Chief Executive Officer of the Company since January 2007 and Chief Executive Officer of the Bank since April 2005 and President of the Bank since April 2003. Mr. Cirucci was also the Chief Operating Officer of the Bank between April 1997 and April 2005 and Executive Vice President of the Bank between April 1997 and April 2003. Between January 1993 and April 1997, Mr. Cirucci was the Executive Vice President, Treasurer and Chief Financial Officer. Between 1983 and 1993, Mr. Cirucci was the Bank’s Treasurer and Chief Financial Officer. Prior thereto, Mr. Cirucci was employed as a certified public accountant and national industry specialist with the accounting firm of Deloitte & Touche LLP. In 2012, Mr. Cirucci was appointed to a three year term serving the Community Depository Institution Advisory Council (CDIAC) for the Federal Reserve Bank of Philadelphia and also serves as Chairman of the Pennsylvania Association of Community Bankers. Mr. Cirucci’s positions as Director, President and Chief Executive Officer, his extensive experience in the banking industry and involvement in business and civic organizations in the communities that the Bank operates, as well as his prior accounting background provide the Board valuable insight regarding the business and operations of the Company.

J. William Cotter, Jr. Age 71. Mr. Cotter is the Chairman and a partner in Title Alliance, Ltd, a management company located in Media, Pennsylvania. Mr. Cotter is also the owner of Real Alliances, LLC, a consulting company located in Media, Pennsylvania, and a Director of J.M. Oliver Heating and Air Conditioning Company, Morton, Pennsylvania. In May 2010, Mr. Cotter purchased a controlling interest in 1031Corp, a Pennsylvania Company conducting Section 1031 real estate exchanges. Previously, Mr. Cotter served as Chief Executive Officer of T.A. Title Insurance Co., Media, Pennsylvania from 1979 until his retirement in December 2006. Mr. Cotter’s background and experience in real estate and ownership of other businesses position him well qualified to serve as a director.

Timothy E. Flatley. Age 55. Mr. Flatley is President and founder of Sterling Investment Advisors, Ltd. and has 33 years of experience in the financial services industry. Mr. Flatley has co-founded two financial service companies. Mr. Flatley was a founding member of Robin Hood Ventures, www.robinhoodventures.com, and has served as President of the Board of Directors of Robin Hood Ventures. Mr. Flatley was elected to Chairman of the Executive Committee of the Mid Atlantic Angel Group, www.magfund.com(MAG), in 2010. An active investor, Mr. Flatley has made early stage investments in sixteen private companies. He is an active member of the Association for Corporate Growth. As an experienced investment advisor and investor, Mr. Flatley brings valuable financial acumen and insight to Board.

William E. Hecht. Age 67. Mr. Hecht has been the Chairman of the Board since April 2000. Mr. Hecht was the Chief Executive Officer of the Bank between January 1990 and April 2005. Mr. Hecht was also the President of the Bank between January 1, 1990 and April 2003. Prior thereto, Mr. Hecht was a Senior Vice President and served the Bank in various positions beginning in 1972. Mr. Hecht is an attorney licensed to practice in the Commonwealth of Pennsylvania. Mr. Hecht’s prior service as chief executive officer of the Bank as well as his continued service as Chairman of the Board provide the Board with a wealth of knowledge and experience.

Howard Henick. Age 58. Mr. Henick has been an equity portfolio manager at ScurlyDog Capital, LLC since June 2008. Mr. Henick is a member of SD Capital Partners, LLC, the general partner of SD Financial Institutions and Value Opportunity Fund, LP. ScurlyDog Capital, LLC is a New Jersey state-registered investment advisor specializing in community bank and thrift equities. From 1998 to 2007, Mr. Henick was an executive director at Morgan Stanley & Co. Prior to that, he was an executive director at Deutsche Bank Securities (1997-98), an associate then a vice president at Goldman Sachs (1985-1997) and an associate attorney at Cahill Gordon & Reindel (1981-85). Mr. Henick’s background and experience bring the Board valuable financial expertise and make him well qualified to serve as a director.

Peter J. Meier. Age 60. Mr. Meier has been Executive Vice President and Chief Financial Officer of the Company since January 2007 and Executive Vice President of the Bank since April 2003 and Chief Financial Officer of the Bank since April 1997. Mr. Meier was also a Senior Vice President of the Bank between April 1997 and April 2003. He joined the Bank in 1995 as Vice President of Finance. Prior to joining the Bank, Mr. Meier was employed by other financial institutions and also worked at Deloitte & Touche LLP in public accounting specializing in financial institutions. Mr. Meier is a CPA licensed to practice in the Commonwealth of Pennsylvania. Mr. Meier’s executive service to the Bank and previous financial institutions as well as his public accounting experience make him well qualified to serve as a director.

Philip K. Stonier. Age 75. Mr. Stonier has been self-employed as an Individual Practitioner, Business Consultant and Tax Preparer since June 2000. Prior thereto, Mr. Stonier was the Treasurer, Financial Vice President and Chief Operating Officer for A&L Handles, Inc., Pottstown, Pennsylvania since 1981. A&L Handles, Inc. develops and manufactures caps and handles for tools. Prior to 1981, Mr. Stonier served as a partner in a small accounting firm. Mr. Stonier is a CPA licensed to practice in the Commonwealth of Pennsylvania. As a certified public accountant and business owner, Mr. Stonier brings a wealth of business, financial and accounting expertise to the Board.

R. Cheston Woolard. Age 62. Mr. Woolard is the senior partner of Woolard, Krajnik, Masciangelo, LLP, a certified public accounting firm with offices in Montgomery and Chester Counties, Pennsylvania. Chet is a member of the American and Pennsylvania Institutes of Certified Public Accountants. Chet is also a member of the West Whiteland Municipal Services Commission and was the Vice Chairman of the Downingtown Area Regional Authority. He is also an elected auditor for West Whiteland Township. As a certified public accountant and elected public official, he possesses a wide variety of business, financial and accounting expertise, which he brings to the Board.

Agreement with the PL Capital Parties

On February 19, 2014, the Company entered into a Standstill Agreement (the “Agreement”) with Financial Edge Fund, L.P., Financial Edge - Strategic Fund, L.P., PL Capital Focused Fund, L.P., Goodbody/PL Capital, L.P., PL Capital, LLC, PL Capital Advisors, LLC, Goodbody/PL Capital, LLC, John W. Palmer, Richard J. Lashley, Howard Henick, ScurlyDog Capital, LLC, SD Capital Partners, LLC and SD Financial Institutions and Value Opportunity Fund, LP (collectively, the “PL Capital Parties”). Pursuant to the Agreement, the Board of Directors of the Company was expanded by one member and Howard Henick was appointed as a director in March 2014. At the Company’s 2014 annual meeting of shareholders, Mr. Henick was re-nominated and elected for an additional three-year term, ending at the Company’s 2017 annual meeting of shareholders. The Agreement also provided that Mr. Henick was elected to the Board of Directors of the Bank.

Pursuant to the Agreement, the PL Capital Parties have agreed not to, among other things, (i) acquire or agree to acquire beneficial ownership in excess of 9.99% of the outstanding common stock of the Company, (ii) engage in or participate in any solicitation of proxies with respect to the voting of any securities of the Company, or (iii) seek to control or change the management, board of directors or policies of the Company or the Bank. At any annual meeting of shareholders during the standstill period, the PL Capital Parties also have agreed: (1) to vote all shares of common stock of the Company they beneficially own in favor of the nominees for election or re-election as a director of the Company selected by the Board of Directors, and (2) with respect to any other proposal submitted by any shareholder to a vote of the Company’s shareholders, to vote all of the shares of common stock of the Company they beneficially own in accordance with the recommendation of the Board of Directors with respect to any such shareholder proposal. However, the Agreement will not limit or affect: (1) any action or inaction by Mr. Henick in his capacity as a member of Board of Directors, provided he acts in good faith in the discharge of his fiduciary duties as a board member; or (2) the ability of the PL Capital Parties to engage in discussions with the president and chief executive officer of the Company, or upon invitation, with other members of management or the Board of Directors.

Executive Officers Who Are Not Directors

Set forth below is a brief description of the background of the executive officers who are not directors of the Company. There are no arrangements or understandings between the Company and such persons pursuant to which such persons were elected as an executive officer of the Company and such officers are not related to any director or other officer of the Company by blood, marriage or adoption.

William T. McGrath. Age 57. Mr. McGrath has been Senior Vice President of the Company since September 2010 and Senior Vice President and Chief Lending Officer of the Bank since September 2008. Prior to joining the Bank, Mr. McGrath was employed by First Priority Bank in Malvern as a Managing Director and Wachovia Bank, N.A. in Philadelphia as a Senior Vice President. He was also previously employed by the Federal Reserve Bank of Philadelphia as a bank examiner. He has over 30 years of banking experience in various lending, credit and management roles.

Suzanne J. Ricci. Age 47. Ms. Ricci has been Senior Vice President and Chief Operating Officer since April 2014 and Senior Vice President of the Company since January 2007 and the Chief Technology Officer and Senior Vice President of the Bank since April 2004. Ms. Ricci was also a Vice President of the Bank and served the Bank in various positions beginning in 1990.

Section 16(a) Beneficial Ownership Reporting Requirements

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act") requires the Company’s officers and directors, and persons who own more than 10% of the common stock, to file reports of ownership and changes in ownership with the SEC and the Nasdaq Stock Market. Officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to the Company, the Company believes that during, and with respect to, 2014, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

Code of Ethics for Directors, Executive Officers and Financial Professionals

The board of directors has adopted a code of ethics for our directors, executive officers, including the chief executive officer and the chief financial officer, and financial professionals. Our directors and officers are expected to adhere at all times to this code of ethics. Failure to comply with this code of ethics is a serious offense and will result in appropriate disciplinary action. We have posted this code of ethics on our Internet website at www.allianceanytime.com.

We will disclose on our Internet website at www.allianceanytime.com, to the extent and in the manner permitted by Item 5.05 of Form 8-K, the nature of any amendment to this code of ethics (other than technical, administrative, or other non-substantive amendments), our approval of any material departure from a provision of this code of ethics, and our failure to take action within a reasonable period of time regarding any material departure from a provision of this code of ethics that has been made known to any of our executive officers.

Audit Committee

The Company has established an audit Company. The audit committee engages the Company’s external auditor and reviews with management, the internal auditor and the external auditors the Company’s systems of internal control. In addition, the audit committee reviews with the external auditors and management the annual audited consolidated financial statements (including the Form 10-K), the quarterly Form 10-Q and monitors the Company’s adherence to accounting principles generally accepted in the United States of America for financial reporting. During 2014, the audit committee consisted of Messrs. Woolard (Chairman), Cotter and Stonier.

All of the members of the audit committee are independent as determined by the board of directors and as defined in the Nasdaq Stock Market’s listing standards and the regulations of the Securities and Exchange Commission (“SEC”). Based upon its charter, the audit committee meets a minimum of four times each year. In 2014, the audit committee met in regular session four times. The audit committee reviews and reassesses this charter annually. A copy of the audit committee charter can be viewed on our website at www.allianceanytime.com.

The board of directors have determined that Mr. Woolard, the chairman of the audit committee, meets the requirements adopted by the SEC for qualification as an audit committee financial expert. An audit committee financial expert is defined as a person who has the following attributes: (i) an understanding of accounting principles generally accepted in the United States of America and financial statements; (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity or accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant’s financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal controls and procedures for financial reporting; and (v) an understanding of audit committee functions.

The identification of a person as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than those that are imposed on such person as a member of the audit committee and the board of directors in the absence of such identification. Moreover, the identification of a person as an audit committee financial expert for purposes of the regulations of the SEC does not affect the duties, obligations or liability of any other member of the audit committee or the board of directors. Finally, a person who is determined to be an audit committee financial expert will not be deemed an “expert” for purposes of Section 11 of the Securities Act of 1933.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth a summary of certain information concerning the compensation awarded to or paid by the Company or its subsidiaries for services rendered in all capacities during the last two fiscal years to our principal executive officer and our two other highest compensated executive officers. We refer to these individuals as the “named executive officers.”

Name and Principal Position	Year	Salary(1)	Stock Awards(2)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Dennis D. Cirucci	2014	$320,050	$—	$—	$66,690	$—	$38,731	$425,471
President and Chief Executive Officer	2013	309,525	—	—	73,206	—	33,329	416,060

Peter J. Meier	2014	198,173	—	—	33,024	—	36,445	267,642
Executive Vice	2013	193,554	—	—	36,602	—	29,602	259,758
President and Chief Financial Officer

William T. McGrath	2014	177,038	—	—	29,500	—	35,882	242,420
Senior Vice	2013	173,596	—	—	32,822	—	27,473	233,891
President and Chief Lending Officer

_______________________

(1)	We periodically review, and may increase, base salaries in accordance with the terms of employment agreements or normal annual compensation review for each of our named executive officers.
(2)	Reflects the aggregate grant date value computed in accordance with FASB ASC Topic 718 during the indicated fiscal year with respect to awards of restricted stock and stock options with respect to each of the named executive officers. For a discussion of the assumptions used to establish the valuation of the restricted stock awards and stock options, reference is made to Note 13 of the Notes to the Consolidated Financial Statements of the Company included in Item 8 hereto.
(3)	Reflects bonuses for the indicated year paid under the Company’s incentive bonus program.
(4)	None of the named executive officer’s received any above market or preferential earnings on compensation that is deferred on a basis that is not tax-qualified.
(5)	Includes club dues, automobile expenses, allocations under the ESOP, allocations under the 401(k) Plan, with respect to Messrs. Cirucci and Meier, life insurance premiums paid by the Company under the endorsement split dollar agreements with such executive officers and, with respect to Mr. Meier, tax reimbursement related to his supplemental executive retirement plan.

Narrative to Summary Compensation Table

Base salaries for our named executive officers are generally approved by the Compensation Committee on an annual basis. The current salaries for 2015 as established by the Compensation Committee are $330,500, $208,000 and $184,000 for Messrs. Cirucci, Meier and McGrath, which represent increases of 3.44%, 4.00% and 3.13%, respectively, over their prior base salaries. Bonuses are earned under the Company’s incentive bonus program based upon the Company’s results of operations. In 2011, the Committee granted to Messrs. Cirucci, Meier and McGrath (i) stock options to purchase 66,500, 33,250 and 23,750 shares of common stock, respectively, with an exercise price of $11.05 and which vest 20% a year over five years from the date of grant commencing on July 20, 2012 under the Company’s 2011 Stock Option Plan; and (ii) 47,000, 22,000 and 15,000 shares of restricted stock, respectively, which vest 20% a year over five years from the date of grant commencing on July 20, 2012 under the Company’s 2011 Recognition and Retention Plan. No awards were made to the named executive officers in 2012, 2013 or 2014. In addition, the named executive officers receive compensation under the Company’s ESOP and 401(k) Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each named executive officer as of December 31, 2014. The Company does not maintain an equity incentive plan that provides for payments based upon achievement of goals.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options		Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have Not
Name	Exercisable	Unexercisable(1)	Price(2)	Date	Vested(1)	Vested(3)
Dennis D. Cirucci	39,900	26,600	$11.05	7/20/2021	18,800	$346,108

Peter J. Meier	19,950	13,300	11.05	7/20/2021	8,800	$162,008

William T. McGrath	14,250	9,500	11.05	7/20/2021	6,000	$110,460

_________________

(1)	The grants of stock options and restricted stock vest 20% each year over five years commencing on July 20, 2012.
(2)	Based upon the fair market value on the date of grant.
(3)	Based upon a fair market value of $18.41 per share for the common stock as of December 31, 2014.

Option Exercises and Stock Vested

The following table sets forth certain information with respect to stock options exercised and restricted stock awards vested by the named executive officers during the year ended December 31, 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired On Exercise	Value Realized On Exercise(1)	Number of Shares Acquired On Vesting	Value Realized On Vesting(1)

Dennis D. Cirucci	—	$—	9,400	$160,230

Peter J. Meier	—	—	4,400	74,824

William T. McGrath	—	—	3,000	51,137

_________________

(1)	Based upon the fair market value of a share of common stock on the date of exercise or vesting.

Employment Agreements

Alliance Bank has entered into amended employment agreements with Dennis D. Cirucci, President and Chief Executive Officer of the Company and the Bank, Peter J. Meier, Executive Vice President and Chief Financial Officer of the Company and the Bank, William T. McGrath, Senior Vice President and Chief Lending Officer of the Company and the Bank and Suzanne J. Ricci, Senior Vice President and Chief Operating Officer of the Company and the Bank.

The agreement with Mr. Cirucci has a term of three years and the agreements for Messrs. Meier and McGrath and Ms. Ricci have a term of two years. The terms are extended annually unless either the Bank or the executive gives notice at least 60 days prior to the annual anniversary date that the agreement shall not be extended. Under the terms of the agreements, the executives receive an initial annual base salary which is reviewed from time to time and may be increased by the board of directors of the Bank. Under the agreements, Messrs. Cirucci, Meier and McGrath and Ms. Ricci receive a current annual salary of $330,500, $208,000, $184,000 and $178,000, respectively. The executives are entitled to participate in the Bank's benefit plans and programs and receive reimbursement for reasonable business expenses. Each of the agreements is terminable with or without cause by the Bank. The executives have no right to compensation or other benefits pursuant to the agreements for any period after voluntary termination by the executive or termination by the Bank for cause, as defined in the agreement. In the event of the executive’s termination due to retirement or disability, the Bank will continue to provide life, medical, dental and disability coverage for the remaining term of the agreement. In the event of the executive’s death during the term of the agreement, the Bank will continue to provide medical and dental coverage to the executive's surviving spouse until age 65. In each case, if the insurance coverage either cannot be provided or would trigger the payment of certain excise taxes, then the Bank shall pay a lump sum cash equivalency amount to the executive.

In the event that outside of a change in control, as defined in the agreements, (1) the executive terminates his or her employment as a result of certain adverse actions taken by the Bank or (2) the executive’s employment is terminated by the Bank other than for cause, disability, retirement or death, Mr. Cirucci will be entitled to a lump sum cash severance payment equal to three times (two times in the case of Mr. Meier and one times in the case of Mr. McGrath and Ms. Ricci) his average annual compensation, as defined in the agreements. In addition, the executive would be entitled to receive continued coverage under all life, medical, disability and other group insurance plans offered by the Bank until the earlier of the expiration of the remaining term of the agreement or subsequent full-time employment in the case of Messrs. Cirucci and Meier (or until the earlier of one year from the date of termination or subsequent full-time employment in the case of Ms. Ricci and Mr. McGrath), provided that in each case a lump cash equivalency amount will be paid to the executive if such coverage either cannot be provided or would trigger the payment of certain excise taxes. Each executive would also be entitled to receive a lump sum cash payment equal to the projected cost of providing benefits under certain other benefit plans to the executive for the remaining term of the agreement.

Messrs. Cirucci and Meier will be entitled to the same payments and benefits set forth above if their employment is terminated in connection with or following a change in control either by the Bank for other than cause, disability, retirement or death or by the executive as a result of certain adverse actions taken by the Bank. If the employment of Ms. Ricci or Mr. McGrath is terminated in connection with or within 24 months following a change in control for any of the reasons set forth in the preceding sentence, then such executive will be entitled to the following: a lump sum cash severance payment equal to two times his or her average annual compensation, as defined, (2) continued insurance coverage until the earlier of two years from the date of termination or subsequent full-time employment, with a lump sum cash equivalency amount to be paid if such coverage either cannot be provided or would trigger the payment of certain excise taxes, and (3) a lump sum cash payment equal to the projected cost of providing benefits under certain other benefit plans to the executive for the remaining term of the agreement.

The agreements with Messrs. Cirucci and Meier provide that if any of the payments or benefits to be provided thereunder or otherwise upon termination of employment are deemed to constitute a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code, which would cause the executive to incur an excise tax under Section 4999 of the Internal Revenue Code, then the Bank shall pay the executive an amount such that after payment of all federal, state and local income tax and any additional excise tax, the executive will be fully reimbursed for the amount of such excise tax. The agreements with Mr. McGrath and Ms. Ricci provide that if any of the payments or benefits to be provided thereunder or otherwise upon termination of employment are deemed to constitute a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code, then the payments and benefits shall be reduced by the minimum amount necessary so that no excise taxes are triggered under Section 4999 of the Internal Revenue Code.

The agreements also provide that during the term of the agreement and for the 12-month (24-month in the case of Mr. Cirucci) period immediately following termination, the executive will not (i) solicit or induce, or cause others to solicit or induce, any employee of the Bank or any of its affiliates or subsidiaries to leave the employment of such entities, or (iii) solicit any customer of the Bank or any of its affiliates or subsidiaries to transact business with any Company, partnership or other entity which is engaged in any line of business conducted by the Bank or any of its affiliates or subsidiaries during such period, including but not limited to entities which lend money and take deposits, or to reduce or refrain from doing any business with the Bank or its affiliates or subsidiaries, or interfere with or damage any relationship between the Bank or its affiliates or subsidiaries and any such customers.

Benefit Plans

Retirement Income Plan. Alliance Bank maintains the Alliance Bank Retirement Income Plan, a non-contributory defined benefit pension plan qualified under the Employee Retirement Income Security Act of 1974, as amended. Employees became eligible to participate in the retirement plan upon the attainment of age 21 and the completion of one year of eligibility service. For purposes of the retirement plan, an employee earns one year of eligibility service upon the completion of 1,000 hours of service within a one-year eligibility computation period. An employee’s first eligibility computation period is the one-year period beginning on the employee’s date of hire. The Bank closed the Retirement Income Plan to new participants hired after April 30, 2008. In addition, the Bank has frozen the Alliance Bank Retirement Income Plan as of December 31, 2014.

The retirement plan provides for a monthly benefit upon a participant’s retirement at the age of 65. A participant may also receive a benefit on his or her early retirement date, which is the date on which he or she attains age 55, completes ten years of vesting service and such early retirement is approved by the Board. Benefits received prior to a participant’s normal retirement date are reduced by certain factors set forth in the retirement plan. Participants become fully vested in their benefits under the retirement plan upon the completion of five years of vesting service as well as upon the attainment of normal retirement age (age 65).

Employee Stock Ownership Plan. Alliance Bank maintains the Alliance Bank Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees. Employees who have been credited with at least 1,000 hours of service during a 12-month period and who have attained age 21 are eligible to participate in the ESOP. The ESOP purchased 74,073 shares of common stock in the reorganization and offering completed on January 30, 2007 using proceeds of a loan from the former mid-tier holding company. Alliance Bank currently makes quarterly payments of principal and interest on this loan to the Company over a term of 15 years at an annual rate of 8.25%. The ESOP has a second loan from the Company to fund the purchase of 150,991 shares in connection with the second step conversion and reorganization completed in January 2011. For this loan, Alliance Bank makes quarterly payments of principal and interest to the Company over a term of 20 years at an annual rate of 3.25%. The loans are secured by the shares of common stock purchased.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and released for allocation to participants on a pro rata basis as debt service payments are made. Shares released from the ESOP are allocated to each eligible participant's account based on the ratio of each such participant's compensation to the total compensation of all eligible employee stock ownership plan participants. Forfeitures may be used for several purposes such as the payment of expenses or they may be reallocated among remaining participating employees. The account balances of participants in the ESOP vest ratably over five years. In the case of a “change in control,” as defined in the ESOP, however, participants will become immediately fully vested in their account balances. Participants will also become fully vested in their account balances upon death, disability or retirement. Benefits may be payable upon retirement or separation from service.

The ESOP is subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended, and the applicable regulations of the IRS and the Department of Labor.

2011 Stock Option Plan and 2011 Recognition Plan. In July 2011, shareholders approved our 2011 Stock Option Plan and our 2011 Recognition and Retention Plan. Pursuant to the terms of the 2011 Stock Option Plan, options to acquire up to 325,842 shares of common stock of the Company may be granted to employees and directors. Pursuant to the terms of the 2011 Recognition and Retention Plan, awards of up to 218,977 shares of restricted common stock of the Company may be granted to employees and directors. Under both of these stock benefit plans, awards may vest no faster than 20% per year, beginning one year from the date of grant. However, under both plans, vesting of any award is accelerated upon the death or disability of a recipient or upon a change-in-control of the Company. Initial awards were made to executive officers and directors under the 2011 Stock Option Plan and 2011 Recognition and Retention Plan in July 2011.

Supplemental Executive Retirement Plan. Alliance Bank currently maintains a supplemental executive retirement plan for Messrs. Cirucci and Meier. The supplemental retirement plan provides supplemental annual payments for the life of the participant commencing upon retirement. The supplemental annual payments under this plan are $108,261 and $72,263 for Messrs. Cirucci and Meier, respectively. If an executive has less than 18 years of service at the time of retirement, the annual payments are pro-rated. Messrs. Cirucci and Meier had 31 and 19 years of service, respectively, at December 31, 2014.

Endorsement Split Dollar Agreements. Alliance Bank has purchased insurance policies on the lives of Messrs. Cirucci and Meier, and has entered into endorsement split dollar agreements with each of those officers. The policies are owned by Alliance Bank. Under the agreements with the named executive officers, upon an officer's death while he or she remains employed by Alliance Bank or after a termination of employment, the death benefits under the insurance policies on the officer's life in excess of the cash surrender value will be paid to the officer's beneficiary. Alliance Bank will receive the full cash surrender value, which is expected to reimburse Alliance Bank in full for its life insurance investment.

The endorsement split dollar agreements may be terminated at any time by the Bank. Upon termination, the Bank may surrender the policy and collect the cash surrender value or, with the officer's consent, transfer the policy to the officer.

Incentive Bonus Program. The Company has maintained a practice of paying incentive cash bonuses based on specific performance criteria as set forth in its annual budget. Target bonuses, expressed as a percentage of salary and category weights assigned to each performance component, are set by the board of directors based on recommendations by the compensation committee. The compensation committee uses various outside sources such as salary surveys and other statistical data in setting the target incentive rate. Individual components are reviewed annually along with the target bonus amounts. The weights assigned to each performance category may be adjusted from year to year to challenge the executives in the areas considered by the board of directors to be more important. Performance payments are generally capped at 120% of a performance category and no bonuses are paid for any individual performance category unless 60% of the targeted goal is met.

For 2014, the incentive bonus program components consisted of budgeted targets for net income, net interest income, noninterest income, noninterest expense, deposit growth and loan production. Each program component was assigned a weight factor and the actual bonus assigned to that component was driven by the percent by which the target was exceeded or missed. The target bonus for 2014 was 25.0% of the chief executive officer’s salary and 20.0% of an executive’s salary and the actual bonus paid for 2014 was 20.8% for the chief executive officer and 16.7% for the other named executive officers.

Director Compensation

During the year ended December 31, 2014 each non-employee member of the board of directors of the Company received $900 for each meeting attended. In addition, Mr. Hecht, as Chairman of the Board, received an annual retainer of $75,000 and each non-employee director, including Mr. Hecht, received an annual retainer of $12,000. The committee chairman and non-employee board members received an additional fee of $600 and $500, respectively, for each committee meeting attended in 2014, except that the chairman of the audit committee received $750 for each meeting attended. The Chairman of the Board receives no committee fees.

The table below summarizes the total compensation paid to our non-employee directors for the fiscal year ended December 31, 2014.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(1)	All Other Compensation(2)		Total

J. William Cotter, Jr.	$27,000	$—	$—	1,800		$28,800
Timothy E. Flatley	26,200	—	—	1,800		28,000
William E. Hecht	97,800	—	—	125,511	(3)	223,311
Howard Henick (4)	23,000	—	—	1,350		24,350
Philip K. Stonier	27,000	—	—	1,800		28,800
R. Cheston Woolard	27,300	—	—	1,800		29,100

______________________

(1)	Reflects the aggregate grant date value computed in accordance with FASB ASC Topic 18 with respect to the grant of stock options and restricted stock. No stock options or restricted stock was granted to the non-employee directors in 2014. At December 31, 2014, each non-employee director except for Mr. Hecht and Mr. Henick held vested options to purchase 8,010 shares of common stock and unvested options to purchase 5,340 shares of common stock at $11.05 per share and Mr. Hecht held vested options to purchase 9,750 shares of common stock and unvested options to purchase 6,500 shares of common stock at $11.05 per share. In addition, at December 31, 2014 each non-employee director except for Mr. Hecht and Mr. Henick held an unvested restricted stock award for 4,120 shares of common stock and Mr. Hecht held an unvested restricted stock award for 4,360 shares of common stock.
(2)	Includes an allocation to each non-employee director of $150 per month under the Directors’ Retirement Plan.
(3)	Includes the annual payment of $104,016 pursuant to Mr. Hecht’s supplemental executive retirement plan, life insurance premiums, club dues and automobile expenses.
(4)	Mr. Henick was first elected to the Board in April of 2014.

Directors’ Retirement Plan. The Company maintains the Directors’ Retirement Plan and Trust Agreement (the “Directors’ Retirement Plan”) in order to provide retirement benefits to non-employee directors who have provided expertise in enabling the Company and Bank to experience successful growth and development.

Each current and future non-employee member of the board of directors of the Company and the Bank is eligible to participate in the Directors’ Retirement Plan, which provides directors with an accrued benefit in an amount equal to the number of months served as a director multiplied by $150. For purposes of determining a director’s accrued benefit, months of service prior to the adoption of the Directors’ Retirement Plan were recognized. The Directors’ Retirement Plan provides that trust may be used to fund its obligations. The amount of the retirement benefit actually received under the Directors’ Retirement Plan shall equal the value of the investments on behalf of such individual as reflected in his account balance.

Under the Directors’ Retirement Plan Trust, the trustees are given limited investment choices. Specifically, the trustees may invest trust assets in common stock of the Company, interest bearing accounts at the Bank, including certificates of deposit with the Bank, U.S. governmental securities and agencies thereof and funds that invest in such securities. The trust also allows the trustees to establish investment options consistent with the foregoing investment authority which the Company may provide to its directors so that they may express their investment preferences. The trustees, however, retain ultimate investment authority over trust assets.

A director shall receive his retirement benefit in the form of a lump sum payment on his retirement date, which is the first day of the quarter following the date of his retirement from service as a member of the board of directors. The Directors’ Retirement Plan provides that if a director dies prior to his retirement date, the director’s retirement benefit shall be paid to the director’s designated beneficiary, and in the absence of such designated beneficiary, to the director’s estate.

Retirement Agreement. The Bank entered into a Retirement Agreement with William E. Hecht, the former chief executive officer of the Bank. The terms of the retirement agreement provide that the Bank will maintain $300,000 in life insurance coverage until he attains age 85. In addition, so long as Mr. Hecht serves as Chairman of the Board of Directors, the Bank will continue to provide certain perquisites, including an office at the Bank's headquarters, club membership, an automobile and other benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of our Common Stock by Certain Beneficial Owners and Management

The following table sets forth as of March 2, 2015 certain information as to the common stock beneficially owned by (a) each person or entity, including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), who or which was known to us to be the beneficial owner of more than 5% of the issued and outstanding common stock, (b) the directors and director nominees, (c) the executive officers named in the Summary Compensation Table (the “named executive officers”) who do not serve as directors; and (d) all directors and executive officers as a group.

Beneficial Owner	Amount and Nature of Beneficial Ownership at March 2, 2015(1)		Percent of Class

PL Capital Group 67 Park Place East, Suite 675 Morristown, New Jersey 07960	393,196	(2)	9.7%

Clover Partners LP 100 Crescent Ct., Suite 575 Dallas, Texas 75201	337,191	(3)	8.4

DePrince, Race &Zollo, Inc. 250 Park Avenue South, Suite 250 Winter Park, Florida 32789	321,922	(4)	8.0

Alliance Bank Employee Stock Ownership Plan 541 Lawrence Avenue Broomall, Pennsylvania 19008	313,059	(5)	7.8

Firefly Value Partners, LP 551 Fifth Avenue, 36th Floor New York, New York 10176	307,127	(6)	7.6

Maltese Capital Management LLC 150 East 52nd Street, 30th Floor New York, New York 10022	222,300	(7)	5.5

Directors:
Dennis D. Cirucci	119,917	(8)	2.9
J. William Cotter, Jr.	44,377	(9)	1.1
Timothy E. Flatley	22,701	(10)	*
William E. Hecht	74,508	(11)	1.8
Howard Henick	39,376	(12)	*
Peter J. Meier	66,059	(13)	1.6
Philip K. Stonier	20,952	(14)	*
R. Cheston Woolard	21,595	(15)	*

Named Executive Officers:
William T. McGrath	29,876	(16)	*

All Directors and Executive Officers as a Group (10 persons)	485,219	(17)	11.7

*	Represents less than 1% of our outstanding common stock.
106

(1)	Based upon filings made pursuant to the Exchange Act and information furnished by the respective individuals. Under regulations promulgated pursuant to the Exchange Act, shares of common stock are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares and none of the shares are pledged.

(2)	According to filings under the Exchange Act, the PL Capital Group consists of the following persons and entities which share beneficial ownership of certain of the shares: Financial Edge Fund, LP (“Financial Edge Fund”); Financial Edge-Strategic Fund, LP (“Financial Edge Strategic”); PL Capital Focused Fund, L.P. (“Focused Fund”); PL Capital, LLC (“PL Capital”), general partner of Financial Edge Fund, Financial Edge Strategic and Focused Fund; PL Capital Advisors, LLC (“PL Capital Advisors”), the investment advisor to Financial Edge Fund, Financial Edge Strategic, Focused Fund and Goodbody/PL LP; Goodbody/PL Capital, LP (“Goodbody/PL LP”); Goodbody/PL Capital LLC (“Goodbody/PL LLC”), general partner of Goodbody/PL LP; John W. Palmer, as managing member of PL Capital, PL Capital Advisors and Goodbody/PL LLC and individually; Richard Lashley, as a managing member of PL Capital, PL Capital Advisors and Goodbody/PL LLC, and individually.

(3)	According to filings under the Exchange Act, the shares are held by MHC Mutual Conversion Fund, L.P., a Texas limited partnership (the “Fund’). The shares are also deemed to be beneficially owned by Clover Partners, L.P., a Texas limited partnership and the general partner and investment advisor of the Fund, Clover Investments, L.L.C., a Texas limited liability company and the general partner of Clover Partners, L.P., and Michael C. Mewhinney, the principal of Clover Investments, L.L.C.

(4)	According to filings under the Exchange Act, DePrince, Race & Zollo, Inc. has sole voting power with respect to 316,352 shares and sole dispositive power with respect to 321,922 shares.

(5)	The Alliance Bank Employee Stock Ownership Plan (“ESOP”) is an employee benefit plan with individual accounts for the benefit of participating employees and their beneficiaries. The ESOP’s assets are held in trust by the trustees, currently Suzanne J. Ricci, Kathleen P. Lynch and Janet R. Bryan (the “Plan Trustees”). As of the March 2, 2015, 178,325 shares of common stock in the ESOP were allocated to individual accounts established for participating employees and their beneficiaries and 134,734 shares of common stock were unallocated. In general, participating employees have the power and authority to direct the voting of shares of common stock allocated to their individual accounts and unallocated shares of common stock are generally voted by the Plan Trustees in same manner that the majority of the shares that have been allocated are actually voted, subject to the fiduciary duties of the Plan Trustees and applicable law.

(6)	According to filings under the Exchange Act, the shares are beneficially owned by FVP Master Fund, L.P. (“FVP Master Fund”); Firefly Value Partners, LP (“Firefly Partners”), which serves as the investment manager of FVP Master Fund; FVP GP, LLC (“FVP GP”), which serves as the general partner of FVP Master Fund; Firefly Management Company GP, LLC (“Firefly Management”), which serves as the general partner of Firefly Partners; and Messrs. Ryan Heslop and Ariel Warszawski, the managing members of FVP GP and Firefly Management. All of the indicated shares are directly owned by FVP Master Fund. Messrs. Heslop and Warszawski, Firefly Partners, Firefly Management and FVP GP may be deemed to share voting and dispositive power over the shares with FVP Master Fund, but disclaim beneficial ownership with respect to any shares not directly owned by such person.

(7)	According to filings under the Exchange Act, the shares are held by clients of Maltese Capital Management LLC (“MCM”), a registered investment adviser, and Terry Maltese, as managing member of MCM, who possess shared voting and dispositive power over the shares.

(8)	Includes 23,236 shares held in the ESOP, 37,075 shares held in the Company’s Profit Sharing and 401(k) Plan (the “401(k) Plan”) and 39,900 shares which may be acquired upon the exercise of stock options exercisable within 60 days of March 2, 2015.

(9)	Includes 542 shares held in a simplified employee pension program, 5,198 shares held in an IRA for the benefit of Mr. Cotter, 8,837 shares held in the trust established pursuant to the Directors' Retirement Plan, 9,646 shares held in Mr. Cotter's family living trust, 9,144 shares held jointly with Mrs. Cotter and 8,010 shares which may be acquired upon the exercise of stock options exercisable within 60 days of March 2, 2015.
107

(10)	Includes 7,450 shares held jointly with Mr. Flatley's spouse, 5,657 shares held in an IRA for the benefit of Mr. Flatley, 1,584 shares held in the trust established pursuant to the Directors' Retirement Plan and 8,010 shares which may be acquired upon the exercise of stock options exercisable within 60 days of March 2, 2015.

(11)	Includes 16,459 shares held in the ESOP, 1,575 shares held in the trust established pursuant to the Directors' Retirement Plan, 46,724 shares held jointly with Mr. Hecht's spouse and 9,750 shares which may be acquired upon the exercise of stock options exercisable within 60 days of March 2, 2015.

(12)	Includes 29,289 shares held by SD Financial Institutions and Value Opportunity Fund, L.P., a Delaware limited partnership (“SD Fund”), in Mr. Henick’s capacity as a member of SD Capital Partners, LLC, a Delaware limited liability company and general partner of the SD Fund, and in Mr. Henick’s capacity as portfolio manager of ScurlyDog Capital, LLC, a Delaware limited liability company and investment advisor to the SD Fund and 87 shares held in the trust established pursuant to the Directors’ Retirement Plan.

(13)	Includes 11,405 shares held jointly with Mr. Meier's spouse, 15,176 shares held in the ESOP, 19,528 shares held in the 401(k) Plan and 19,950 shares which may be acquired upon the exercise of stock options exercisable within 60 days of March 2, 2015.

(14)	Includes 1,500 shares held jointly with Mr. Stonier’s daughter, 1,721 shares held in an IRA for the benefit of Mr. Stonier, 1,901 shares held in the trust established pursuant to the Directors' Retirement Plan and 8,010 shares which may be acquired upon the exercise of stock options exercisable within 60 days of March 2, 2015.

(15)	Includes 10,886 shares held jointly with Mr. Woolard's spouse, 1,699 shares held in the trust established pursuant to the Directors' Retirement Plan and 8,010 shares which may be acquired upon the exercise of stock options exercisable within 60 days of March 2, 2015.

(16)	Includes 2,801 shares held jointly with Mr. McGrath’s spouse, 4,676 shares held in the ESOP for the benefit of Mr. McGrath, 8,149 shares held in the 401(k) Plan and 14,250 shares which may be acquired upon the exercise of stock options exercisable within 60 days of March 2, 2015.

(17)	Includes, in the case of all directors and executive officers of the Company as a group, 70,452 shares of common stock which are held in the ESOP, 70,988 shares of common stock held in the Profit Sharing and 401(k) Plan, 16,106 shares of common stock held in the Directors' Retirement Plan, and 135,840 shares which may be acquired upon the exercise of stock options exercisable within 60 days of March 2, 2015.

Equity Compensation Plan Information. The following table provides information as of December 31, 2014 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2011 Stock Option Plan and the 2011 Recognition and Retention Plan, which were approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	453,620	(1)	$11.23	(1)	5,792	(1)

Equity compensation plans not approved by security holders	—		—		—

Total	453,620		$11.23		5,792

108

______________________

(1)	Includes 81,960 shares subject to restricted stock grants which were not vested as of December 31, 2014. Excludes 5,700 stock options and 1,500 shares of restricted stock that were forfeited in 2014. The weighted-average exercise price and the number of securities remaining available for future issuance under equity compensation plans excludes such restricted stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions and Indebtedness of Management

The Company's policy provides that all loans made by Alliance Bank to its directors and officers are made in the ordinary course of business, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 2014, four of the Company's directors and executive officers or their affiliates had loans outstanding totaling approximately $434,000 in the aggregate. All such loans were made by Alliance Bank in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Alliance Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.

Under the Company's audit committee charter, the audit committee is required to review and approve all related party transactions, as described in Item 404 of Regulation S-K of the SEC's rules. To the extent such transactions are ongoing business relationships with the Company or the Bank, such transactions shall be reviewed annually and such relationships shall be on terms not materially less favorable than what would be usual and customary in similar transactions between unrelated persons dealing at arms' length.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid by us to BDO USA, LLP in 2014 and 2013 for professional services rendered in connection with the audit of the Company’s consolidated financial statements, as well as the fees paid by us for audit-related services, tax services and all other services rendered by BDO USA, LLP.

	Year Ended December 31,
	2014	2013
Audit fees (1)	$144,596	$118,783
Audit-related fees	—	—
Tax fees (2)	18,165	861
All other fees	—	—
Total	$162,761	$119,644

(1)	Audit fees consist of fees incurred in connection with the audit of our annual consolidated financial statements and the review of the interim consolidated financial statements included in our quarterly reports.
(2)	Tax fees include the preparation of state and federal tax returns.

109

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(1) The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition at December 31, 2014 and 2013.

Consolidated Statements of Income for the years ended December 31, 2014 and 2013.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013.

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2014 and 2013.

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013.

Notes to Consolidated Financial Statements.

(2) All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No	Description
2.1	Agreement and Plan of Reorganization, dated as of March 2, 2015, by and between WSFS Financial Corporation and Alliance Bancorp, Inc. of Pennsylvania (7)
3.1	Articles of Incorporation of Alliance Bancorp, Inc. of Pennsylvania (1)
3.2	Amended and Restated Bylaws of Alliance Bancorp, Inc. of Pennsylvania (2)
4.1	Form of Stock Certificate of Alliance Bancorp, Inc. of Pennsylvania (1)
10.1	Alliance Bancorp, Inc. of Pennsylvania Amended and Restated Directors Retirement Plan *(3)
10.2	Alliance Bank Amended and Restated Supplemental Executive Retirement Plan and Participation Agreement 409A Restatement *(3)
10.3	Greater Delaware Valley Savings d/b/a Alliance Bank Endorsement Split Dollar Insurance Agreement*(4)
10.4	Amended and Restated Employment Agreement, dated December 17, 2014, between Alliance Bank and Dennis D. Cirucci *(5)
10.5	Amended and Restated Employment Agreement, dated December 17, 2014, between Alliance Bank and Peter J. Meier *(5)
10.6	Amended and Restated Employment Agreement, dated December 17, 2014, between Alliance Bank and William T. McGrath *(5)
10.7	Amended and Restated Employment Agreement, dated December 17, 2014, between Alliance Bank and Suzanne J. Ricci *(5)
10.8	Alliance Bancorp, Inc. of Pennsylvania 2011 Stock Option Plan *(6)
10.9	Alliance Bancorp, Inc. of Pennsylvania 2011 Recognition and Retention Plan and Trust Agreement *(6)
10.10	Separation, Non-Competition and Consulting Agreement, dated as of March 2, 2015, by and between WSFS Financial Corporation and Alliance Bancorp, Inc. of Pennsylvania and Dennis D. Cirucci*
10.11	Separation, Non-Competition and Consulting Agreement, dated as of March 2, 2015, by and between WSFS Financial Corporation and Alliance Bancorp, Inc. of Pennsylvania and Peter J. Meier*
16.1	Subsidiaries – Referenced is made to Item 1. Business – Subsidiaries.
23.1	Consent of BDO USA, LLP
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

*	Denotes management compensation plan or arrangement.
(1)	Incorporated herein by reference from the Registration Statement on Form S-1 of Alliance Bancorp, Inc. of Pennsylvania (File No. 333-169363) filed with the Securities and Exchange Commission on September 14, 2010, as amended.
(2)	Incorporated by reference from the Current Report of Alliance Bancorp, Inc. of Pennsylvania (File No. 000-54246) filed with the Securities and Exchange Commission on June 4, 2013.
(3)	Incorporated herein by reference from the Current Report on Form 8-K of Alliance Bancorp, Inc. of Pennsylvania, a federal corporation (File No. 001-33189), filed with the Securities and Exchange Commission on December 18, 2008.
(4)	Incorporated herein by reference from the Registration Statement on Form S-1 of Alliance Bancorp, Inc. of Pennsylvania, a federal corporation (File No. 333-136853), filed with the Securities and Exchange Commission on August 23, 2006, as amended.

110

(5)	Incorporated herein by reference from the Current Report on Form 8-K of Alliance Bancorp, Inc. of Pennsylvania, (File No. 000-54246), filed with the Securities and Exchange Commission on December 19, 2014.
(6)	Incorporated by reference to the definitive proxy statement filed by Alliance Bancorp, Inc. of Pennsylvania with the Securities and Exchange Commission on June 13, 2011 (File No. 000-54246)
(7)	Incorporated herein by reference from the Current Report on Form 8-K of Alliance Bancorp, Inc. of Pennsylvania, (File No. 000-54246), filed with the Securities and Exchange Commission on March 6, 2015.

111

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANCORP, INC, OF PENNSYLVANIA

Dated: March 25, 2015	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Dennis D. Cirucci
Dennis D. Cirucci	March 25, 2015
President
and Chief Executive Officer
(Principal Executive Officer)

/s/Peter J. Meier
Peter J. Meier	March 25, 2015
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/William E. Hecht
William E. Hecht	March 25, 2015
Chairman of the Board

/s/J. William Cotter, Jr.
J. William Cotter, Jr.	March 25, 2015
Director

/s/Philip K. Stonier
Philip K. Stonier	March 25, 2015
Director

/s/R. Cheston Woolard
R. Cheston Woolard	March 25, 2015
Director

/s/Timothy E. Flatley
Timothy E. Flatley	March 25, 2015
Director

/s/Howard Henick
Howard Henick	March 25, 2015
Director

112