Form 10-Q
period 2015-03-31
Alliance Bancorp, Inc. of Pennsylvania
filed 2015-05-12
CIK 1500711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of Common Stock, par value $0.01 per share, of the Registrant as of May 1, 2015, was 4,026,699.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Part I – Item 1.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2015	2014

Assets
Cash and cash due from depository institutions	$1,150	$1,361
Interest bearing deposits with depository institutions	47,436	45,272
Total cash and cash equivalents	48,586	46,633
Investment securities available for sale	13,007	15,995
Mortgage-backed securities available for sale	2,944	3,178
Investment securities held to maturity (fair value - 2015, $25,577; 2014, $25,588)	24,922	24,927
Loans receivable - net of allowance for loan losses - 2015, $4,587; 2014, $4,465	310,110	305,779
Accrued interest receivable	1,501	1,455
Premises and equipment – net	1,797	1,914
Other real estate owned (OREO)	1,275	1,275
Federal Home Loan Bank (FHLB) stock-at cost	203	203
Bank owned life insurance	12,797	12,731
Deferred tax asset – net	5,406	5,301
Prepaid and other assets	1,182	1,438

Total Assets	$423,730	$420,829

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$24,450	$18,357
Interest bearing deposits	323,416	326,423
Total deposits	347,866	344,780
Other borrowings	2,402	2,918
Accrued expenses and other liabilities	6,784	6,681
Total Liabilities	357,052	354,379

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value; shares authorized – 50,000,000; shares issued - 5,474,437; shares outstanding - 2015, 4,026,699; 2014, 4,026,699	55	55
Additional paid-in capital	57,000	56,939
Retained earnings	34,341	34,318
Common stock acquired by benefit plans	(2,103)	(2,249)
Accumulated other comprehensive loss	(1,459)	(1,457)
Treasury stock, at cost: 2015, 1,447,738 shares; 2014, 1,447,738 shares	(21,156)	(21,156)
Total Stockholders’ Equity	66,678	66,450

Total Liabilities and Stockholders’ Equity	$423,730	$420,829

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollar amounts in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2015	2014
Interest and Dividend Income
Loans, including fees	$3,843	$3,850
Mortgage-backed securities	26	40
Investment securities:
Taxable	54	77
Tax - exempt	181	206
Dividends	17	4
Balances due from depository institutions	26	23
Total interest and dividend income	4,147	4,200

Interest Expense
Deposits	541	543
Other borrowings	1	1
Total interest expense	542	544

Net Interest Income	3,605	3,656
Provision for Loan Losses	120	150
Net Interest Income After Provision for Loan Losses	3,485	3,506

Other Income
Service charges on deposit accounts	52	62
Gain on the sale of premises and equipment	—	11
Gain on the sale of OREO	—	4
Other fee income	48	42
Increase in cash surrender value of bank owned life insurance	66	71
Total other income	166	190

Other Expenses
Salaries and employee benefits	1,594	1,825
Occupancy and equipment	481	463
FDIC deposit insurance premiums	54	75
Advertising and marketing	45	62
Professional fees	193	171
Merger related costs	466	—
Loan and OREO expense	13	28
Directors’ fees	74	56
Other	248	292
Total other expenses	3,168	2,972

Income Before Income Tax Expense	483	724

Income Tax Expense	219	179

Net Income	$264	$545

Basic Earnings per Share	$0.07	$0.13

Diluted Earnings per Share	$0.07	$0.13

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollar amounts in thousands)

	For the Three Months Ended March 31,

	2015	2014

Net Income	$264	$545

Other Comprehensive Income (Loss)
Unrealized (loss) gain on available for sale securities net of tax (benefit) expense 2015, $(1); 2014, $97	(2)	190

Total Other Comprehensive Income (Loss)	(2)	190

Comprehensive Income	$262	$735

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Acquired by Benefit Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2014	$55	$56,585	$32,673	$(2,957)	$(1,875)	$(14,312)	$70,169
ESOP shares committed to be released				38			38
Net income			545				545
Dividends declared ($0.05 per share)			(217)				(217)
Stock-based compensation (stock options)		79					79
Stock-based compensation (restricted stock)				215			215
Acquisition of treasury stock (280,869 shares)						(4,325)	(4,325)
Other comprehensive income					190		190

Balance, March 31, 2014	$55	$56,664	$33,001	$(2,704)	$(1,685)	$(18,637)	$66,694

Balance, January 1, 2015	$55	$56,939	$34,318	$(2,249)	$(1,457)	$(21,156)	$66,450
Tax adjustment for benefit plans		17					17
ESOP shares committed to be released				40			40
Net income			264				264
Dividends declared ($0.06 per share)			(241)				(241)
Stock-based compensation (stock options)		44					44
Stock-based compensation (restricted stock)				106			106
Other comprehensive loss					(2)		(2)

Balance, March 31, 2015	$55	$57,000	$34,341	$(2,103)	$(1,459)	$(21,156)	$66,678

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	For the Three Months
	Ended March 31,
	2015	2014
Cash Flow From Operating Activities
Net income	$264	$545
Adjustments to reconcile net income to cash provided by operating activities:
Provision for:
Loan losses	120	150
Depreciation and amortization	123	112
Stock-based compensation expense	207	332
Deferred tax benefit	(104)	(58)
Gain on the sale of OREO	—	(4)
Gain on the sale of premises and equipment	—	(11)
Increase in cash surrender value of bank owned life insurance	(66)	(71)
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	103	(251)
Prepaid expenses and other assets	256	89
Accrued interest receivable	(46)	(56)
Net cash provided by operating activities	857	777

Cash Flow From Investing Activities
Purchase of investment securities-available for sale	(3,000)	(3,000)
Loans originated and acquired	(10,779)	(9,933)
Proceeds from maturities and calls of investment securities	5,983	4,010
Principal repayments of:
Loans	6,328	6,576
Mortgage-backed securities	241	460
Purchase of premises and equipment	(6)	(90)
Proceeds from the sale of premises and equipment	—	21
Proceeds from the sale of OREO	—	112
Net cash used in investing activities	(1,233)	(1,844)

Cash Flow From Financing Activities
Dividends paid	(241)	(217)
Increase in deposits	3,086	9,524
Purchase of treasury stock	—	(4,325)
Decrease in other borrowings	(516)	(724)
Net cash provided by financing activities	2,329	4,258

Increase in Cash and Cash Equivalents	1,953	3,191
Cash and Cash Equivalents, Beginning of Year	46,633	45,224
Cash and Cash Equivalents, End of Period	$48,586	$48,415

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$543	$545
Income taxes	$200	$—

Supplemental Schedule of Noncash Financing and Investing Activities:
Other real estate acquired in settlement of loans	$—	$63

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

On March 2, 2015, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with WSFS Financial Corporation (“WSFS”) providing for, among other things, the merger of the Company with and into WSFS (the “Merger”) and the merger of the Bank with and into Wilmington Savings Fund Society, FSB, a federal savings bank and wholly owned subsidiary of WSFS. Under the terms of the Merger Agreement, each stockholder of the Company will be able to elect to receive, for each share of common stock of the Company, either 0.28955 shares of WSFS common stock or $22.00 in cash, subject to adjustment on a pro rata basis so that approximately 30% of the aggregate consideration paid to shareholders of the Company will be paid in cash and the remaining 70% will be paid in WSFS stock. The Merger is subject to customary closing conditions, including regulatory approvals and approval from the shareholders of the Company.

Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated statement of financial condition at December 31, 2014, has been derived from audited consolidated financial statements but does not include all information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results which may be expected for the year ending December 31, 2015 or any other period. All significant intercompany accounts and transactions have been eliminated. For comparative purposes, prior periods’ consolidated financial statements have been reclassified when necessary to conform to report classifications of the current year. The reclassifications had no effect on net income. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Subsequent Events. The Company has evaluated events and transactions occurring subsequent to March 31, 2015, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

(2) Recent Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) The creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (2) The borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both: (1) The amount of foreclosed residential real estate property held by the creditor; and (2) The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The Company adopted ASU No. 2014-04 effective January 1, 2015. The adoption of ASU No. 2014-04 did not have a material impact on the Company's Consolidated Financial Statements.

In May 2014, the FASB and the International Accounting Standards Board (the "IASB") jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards ("IFRS"). Previous revenue recognition guidance in GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) Remove inconsistencies and weaknesses in revenue requirements; (2) Provide a more robust framework for addressing revenue issues; (3) Improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) Provide more useful information to users of financial statements through improved disclosure requirements; and (5) Simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the provisions of ASU No. 2015-02 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the provisions of ASU No. 2015-05 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

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

(4) Earnings Per Share

Earnings per share (“EPS”) consist of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”) using the treasury stock method. CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. CSEs for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS, and, accordingly, are excluded from the calculation. There were -0- and 38,500 anti-dilutive stock options outstanding at March 31, 2015 and March 31, 2014, respectively.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and diluted earnings per share computations.

	For the Three Months Ended March 31,
	2015	2014

Net Income	$264,000	$545,000

Weighted average shares outstanding	4,026,699	4,316,795
Adjusted average unearned ESOP shares	(132,981)	(146,922)
Weighted average shares outstanding – basic	3,893,718	4,169,873
Effect of dilutive common stock equivalents	104,426	52,545
Adjusted weighted average shares outstanding-dilutive	3,998,144	4,222,418

Basic earnings per share	$0.07	$0.13
Diluted earnings per share	$0.07	$0.13

(5) Employee Stock Ownership Plan

The Bank has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the ESOP. The ESOP purchased 74,073 shares of common stock in the offering completed on January 30, 2007, using proceeds of a loan from the former mid-tier holding company, which was assumed by the Company following the reorganization. The Bank makes quarterly payments of principal and interest over a term of 15 years at an interest rate of 8.25% to the Company. The ESOP has a second loan from the Company to fund the purchase of 150,991 additional shares in connection with the second step conversion completed on January 18, 2011, under which the Bank makes quarterly payments of principal and interest over a term of 20 years at an interest rate of 3.25% to the Company. The loans are secured by the shares of the stock purchased.

As the debt is repaid, shares are released from collateral and allocated to qualified employees. As shares are released from collateral, the Company reports compensation expense equal to the current fair value of the shares, and the shares become outstanding for earnings per share computations. The compensation expense for shares released under the ESOP for the three months ended March 31, 2015 and March 31, 2014 was $65,000 and $38,000, respectively.

The following table presents the components of the ESOP shares inclusive of shares purchased prior to 2007:

	March 31, 2015	March 31, 2014
Shares released for allocation	181,810	176,341
Unearned shares	131,249	145,190
Total ESOP shares	313,059	321,531

(6) Retirement Plans

The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements. At December 31, 2014 the defined benefit pension plan was curtailed and as a result the participants will no longer accrue benefits. The Company is responsible for the future payments to the participants.

As required under FASB ASC Topic 715, Compensation – Retirement Benefits, the net pension costs included the following components:

	For the Three Months Ended March 31,
	2015	2014
Net Periodic Benefit Cost
Service Cost	$—	$72,529
Interest Cost	80,000	80,421
Expected Return on Plan Assets	(107,000)	(143,702)
Amortization of Prior Service Cost	—	3,171
Amortization of Loss	27,000	27,397
Net Periodic Benefit Cost	$—	$39,816

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

	For the Three Months Ended March 31,
	2015	2014
Net Periodic Benefit Cost
Service Cost	$—	$—
Interest Cost	44,302	50,287
Amortization of loss	10,898	6,263
Net Periodic Benefit Cost	$55,200	$56,550

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

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.
Level 3:	Prices or valuation techniques that require inputs that are both significant to fair value measurement and unobservable (i.e. support with little or no market value activity). Management uses inputs it believes that market participants would use in determining fair value.

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

Impaired Loans (Generally Carried at Fair Value). Impaired loans are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. Appraised values may be discounted based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal. Because of the high degree of judgment required in estimating the fair value of collateral underlying impaired loans, and because of the relationship between fair value and general economic conditions, the Company considers fair values of impaired loans to be highly sensitive to market conditions. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances, net of any valuation allowance. At March 31, 2015 and December 31, 2014, the fair value consists of loan balances of $3.9 million and $3.9 million, respectively, net of valuation allowances of $486,000 and $436,000, respectively.

Other Real Estate Owned. OREO assets are originally recorded at fair value upon transfer of the loans to OREO, net of estimated cost to dispose of the asset. Subsequently, OREO assets are carried at the lower of carrying value or fair value. The fair value of OREO is based on independent appraisals less selling costs. Appraised values may be discounted based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal. Because of the high degree of judgment required in estimating the fair value of OREO and because of the relationship between fair value and general economic conditions, the Company considers fair values of OREO to be highly sensitive to market conditions. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At March 31, 2015 and December 31, 2014 the fair value consists of OREO balances of $1.0 million and $1.0 million, respectively, net of valuation allowances of $131,000 and $131,000, respectively. These amounts differ from the balances disclosed on the Statement of Financial Condition due to certain OREO assets being carried at carrying value, as they have not required additional write-downs subsequent to transfer.

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

The following table summarizes investment assets measured at fair value on a recurring basis as of March 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities Available For Sale:

Investment security obligations of FHLB	$10,004	$—	$10,004	$—
Investment security obligations of Fannie Mae	1,001	—	1,001	—
Investment security obligations of Freddie Mac	2,002	—	2,002	—
Mortgaged backed security obligations of GNMA	1,004	—	1,004	—
Mortgaged backed security obligations of FHLMC	758	—	758	—
Mortgaged backed security obligations of FNMA	1,182	—	1,182	—
Total	$15,951	$—	$15,951	$—

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2015 are as follows (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$3,394	$—	$—	$3,394
Other real estate	870	—	—	870
Total	$4,264	$—	$—	$4,264

The following table presents quantitative information with regards to Level 3 fair value measurements at March 31, 2015 (in thousands);

Description	Fair Value at March 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans	$3,394	Appraisal of collateral	Appraisal adjustments (1)	0%-30% (19%)

Other real estate owned	870	Appraisal of collateral	Appraisal adjustments (1)	0%-10% (4%)
Total	$4,264

(1)	Appraisals may be adjusted by management for qualitative factors, including estimated liquidation expenses. The range and weighted average adjustments are presented as a percentage of the appraisal.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 are as follows (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$3,460	$—	$—	$3,460
Other real estate owned	870	—	—	870
Total	$4,330	$—	$—	$4,330

The following table presents quantitative information with regards to Level 3 fair value measurements at December 31, 2014 (in thousands):

Description	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans	$3,460	Appraisal of collateral	Appraisal adjustments (1)	5%-30% (20%)

Other real estate owned	870	Appraisal of collateral	Appraisal adjustments (1)	5%-10% (4%)
Total	$4,330

(1)	Appraisals may be adjusted by management for qualitative factors, including estimated liquidation expenses. The range and weighted average adjustments are presented as a percentage of the appraisal.

The carrying amount and estimated fair values of the Company’s assets and liabilities were as follows.

	At March 31, 2014
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$1,150	$1,150	$—	$—
Interest bearing deposits at banks	47,436	—	47,736	—
Investment securities	37,929	—	38,584	—
Mortgage-backed securities	2,944	—	2,944	—
Loans receivable, net, including impaired loans	310,110	—	—	309,921
FHLB stock	203	—	203	—
Accrued interest receivable	1,501	—	1,501	—

Liabilities:
NOW and MMDA deposits (1)	$102,308	—	$102,308	$—
Other savings deposits	51,538	—	51,538	—
Certificate accounts	194,020	—	189,567	—
Other borrowings	2,402	—	2,402	—
Accrued interest payable	9	—	9	—
Off balance sheet instruments	—	—	—	—

(1) Includes non-interest bearing accounts, totaling $24,450.

	At December 31, 2014
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$1,361	$1,361	$—	$—
Interest bearing deposits at banks	45,272	—	45,272	—
Investment securities	40,922	—	41,583	—
Mortgage-backed securities	3,178	—	3,178	—
Loans receivable, net, including, impaired loans	305,779	—	—	305,849
FHLB stock	203	—	203	—
Accrued interest receivable	1,455	—	1,455	—

Liabilities:
NOW and MMDA deposits (1)	$99,222	$—	$99,222	$—
Other savings deposits	51,538	—	51,538	—
Certificate accounts	194,020	—	194,305	—
Borrowings	2,918	—	2,918	—
Accrued interest payable	9	—	9	—
Off balance sheet instruments	—	—	—	—

(1)	Includes non-interest bearing accounts totaling $18,357.

(8) Investment and Mortgage Backed Securities

The Company classifies and accounts for debt and equity securities as follows:

•	Securities Held to Maturity - Securities held to maturity are stated at cost, adjusted for unamortized purchase premiums and discounts, based on the positive intent and the ability to hold these securities to maturity considering all reasonably foreseeable conditions and events.

•	Securities Available for Sale - Securities available for sale, carried at fair value, are those securities management might sell in response to changes in market interest rates, increases in loan demand, changes in liquidity needs and other conditions. Unrealized gains and losses, net of tax, are reported as a net amount in other comprehensive income (loss) until realized.

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

	March 31, 2015
Dollars in Thousands	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 years through 5 years	$3,000	$2	$(2)	$3,000
Due after 5 years through 10 years	4,000	3	—	4,003
Due after 10 years	3,000	1	—	3,001

Total	$10,000	$6	$(2)	$10,004

	March 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$1,000	$1	$—	$1,001

Total	$1,000	$1	$—	$1,001

	March 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 1 years through 5 years	$2,000	$2	$—	$2,002

Total	$2,000	$2	$—	$2,002

Total Investment Securities Available for Sale	$13,000	$9	$(2)	$13,007

	March 31, 2015
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due in 1 year or less	$200	$—	$—	$200
Due after 1 years through 5 years	5,005	19	(7)	5,017
Due after 5 years through 10 years	6,675	39	(18)	6,696
Due after 10 years	13,042	622	—	13,664

Total	$24,922	$680	$(25)	$25,577

	December 31, 2014
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 years through 5 years	$3,000	$2	$(7)	$2,995
Due after 5 years through 10 years	3,000	—	(6)	2,994
Due after 10 years	4,000	5	(1)	4,004

Total	$10,000	$7	$(14)	$9,993

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of FHLMC:
Due after 1 year through 5 years	$2,000	$—	$(5)	$1,995

Total	$2,000	$—	$(5)	$1,995

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of the Fannie Mae:
Due after 1 years through 5 years	$1,000	$—	$—	$1,000
Due after 10 years	3,000	7	—	3,007

Total	$4,000	$7	$—	$4,007

Total Investment Securities Available for Sale	$16,000	$14	$(19)	$15,995

	December 31, 2014
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due in 1 year or less	$200	$1	$—	$201
Due after 1 year through 5 years	7,798	13	(38)	7,773
Due after 5 years through 10 years	5,011	41	(8)	5,044
Due after 10 years	11,918	653	$(1)	12,570

Total	$24,927	$708	$(47)	$25,588

Included in obligations of U.S. Government agencies at March 31, 2015 and December 31, 2014, were $11.0 million and $16.0 million of structured notes, respectively. These structured notes were comprised of step-up bonds that provide the U.S. Government agency with the right, but not the obligation, to call the bonds on certain dates. There were no sales of investment securities during the three months ended March 31, 2015 or 2014.

Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

	March 31, 2015
Dollars in Thousands	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$946	$58	$—	$1,004
FHLMC pass-through certificates	679	79	—	758
FNMA pass-through certificates	1,123	59	—	1,182

Total	$2,748	$196	$—	$2,944

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$979	$65	$—	$1,044
FHLMC pass-through certificates	747	82	—	829
FNMA pass-through certificates	1,241	64	—	1,305

Total	$2,967	$211	$—	$3,178

There were no sales of mortgage-backed securities in 2015 or 2014.

The following table shows the fair value and unrealized losses on investments, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position.

	At March 31, 2015
	Less than 12 Months		12 Months or Longer		Total
Dollars in Thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities Available for Sale
U.S. Government obligations	$1,998	$2	$—	$—	$1,998	$2
Mortgage-backed securities	$—	$—	$6	$—	$6	$—

Securities Held to Maturity
Municipal obligations	$2,787	$11	$1,929	$14	$4,716	$25

	At December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
Dollars in Thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities Available for Sale
U.S. Government obligations	$2,994	$6	$2,987	$13	$5,981	$19
Mortgage-Backed Securities	$14	$—	$—	$—	$14	$—

Securities Held to Maturity
Municipal obligations	$2,126	$3	$2,973	$34	$5,099	$47

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

As of March 31, 2015, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with the issuers of these securities.

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. As of March 31, 2015, there were two government obligations in an unrealized loss position for less than twelve months, 1 mortgage backed securities was in an unrealized loss position for greater than twelve months, 4 municipal obligations were in an unrealized loss position for less than twelve months and 3 in an unrealized loss position for more than twelve months. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell these securities before recovery. Management does not believe any individual unrealized loss as of March 31, 2015 represents an other-than-temporary impairment.

(9) Loans Receivable - Net

Loans receivable consist of the following:

Dollars in Thousands	At March 31,	At December 31,
	2015	2014
Real estate loans:
Single-family	$121,809	$121,336
Multi-family	25,146	24,512
Commercial	124,730	121,069
Land and construction	24,933	25,902
Commercial business	15,145	14,402
Consumer	3,636	3,758
Total loans receivable	315,399	310,979
Less:
Deferred fees	(702)	(735)
Allowance for loan losses	(4,587)	(4,465)
Loans receivable - net	$310,110	$305,779

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2015:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$217	$—	$1,157	$1,374	$120,435	$121,809	$748
Multi-family	—	108	—	108	25,038	25,146	—
Commercial	939	500	871	2,310	122,420	124,730	98
Land and construction	—	—	—	—	24,933	24,933	—
Commercial business	—	—	—	—	15,145	15,145	—
Consumer	193	60	183	436	3,200	3,636	183
Total	$1,349	$668	$2,211	$4,228	$311,171	$315,399	$1,029

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2014:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$346	$146	$1,082	$1,574	$119,762	$121,336	$691
Multi-family	147	—	—	147	24,365	24,512	—
Commercial	832	427	347	1,606	119,463	121,069	—
Land and construction	—	—	—	—	25,902	25,902	—
Commercial business	9	—	—	9	14,393	14,402	—
Consumer	201	101	235	537	3,221	3,758	235
Total	$1,535	$674	$1,664	$3,873	$307,106	$310,979	$926

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
(Dollars in thousands)

Real estate:
Single-family	$409	$391
Multi-family	—	—
Commercial	1,272	849
Land and construction	—	—
Commercial business	—	—
Consumer	—	—
Total non-accruing loans	$1,681	$1,240

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

The following table presents the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three months ended March 31, 2015:

(Dollars in thousands)	Single Family Real Estate	Multi Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Commercial Business	Total
Allowance for loan losses for the three months ended March 31, 2015:
Beginning balance	$881	$302	$2,204	$773	$16	$289	$4,465
Charge-offs	—	—	—	—	(1)	—	(1)
Recoveries	3	—	—	—	—	—	3
Provisions	17	8	109	(27)	(3)	16	120
Ending balance	$901	$310	$2,313	$746	$12	$305	$4,587
Allowance for loan losses:
Ending balance	$901	$310	$2,313	$746	$12	$305	$4,587
Ending balance: individually evaluated for impairment	$25	$—	$461	$—	$—	$—	$486
Ending balance: collectively evaluated for impairment	$876	$310	$1,852	$746	$12	$305	$4,101

Loans receivable:
Ending balance	$121,809	$25,146	$124,730	$24,933	$3,636	$15,145	$315,399
Ending balance: individually evaluated for impairment	$1,034	$—	$7,892	$—	$—	$—	$8,926
Ending balance: collectively evaluated for impairment	$120,775	$25,146	$116,838	$24,933	$3,636	$15,145	$306,473

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

The following table presents the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of December 31, 2014:

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of March 31, 2015:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)

Real estate:
Single-family	$119,809	$349	$1,651	$—	$121,809
Multi-family	25,146	—	—	—	25,146
Commercial	116,838	896	6,996	—	124,730
Land and construction	24,933	—	—	—	24,933
Commercial business	15,145	—	—	—	15,145
Consumer	3,636	—	—	—	3,636
Total	$305,507	$1,245	$8,647	$—	$315,399

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

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the three months ended March 31, 2015:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Single-family	$843	$843	$—	$843	$9
Commercial	$4,203	$4,203	$—	$4,137	$48

With an allowance recorded:
Real estate:
Single-family	$191	$191	$25	$191	$5
Commercial	$3,689	$3,689	$461	$3,689	$25

Total:
Real estate:
Single-family	$1,034	$1,034	$25	$1,034	$14
Commercial	$7,892	$7,892	$461	$7,826	$73

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the three months ended March 31, 2014:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Single-family	$359	$359	$—	$359	$3
Commercial	$3,820	$3,820	$—	$3,622	$42

With an allowance recorded:
Real estate:
Single-family	$191	$191	$18	$191	$3
Commercial	$5,027	$5,164	$505	$5,027	$34

Total:
Real estate:
Single-family	$550	$550	$18	$505	$6
Commercial	$8,847	$8,984	$505	$8,649	$76

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the year ended December 31, 2014:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Single-family	$850	$850	$—	$517	$51
Commercial	$4,121	$4,121	$—	$3,947	$193

With an allowance recorded:
Real estate:
Single-family	$191	$191	$22	$191	$9
Commercial	$3,705	$3,705	$414	$4,155	$206

Total:
Real estate:
Single-family	$1,041	$1,041	$22	$708	$60
Commercial	$7,826	$7,826	$414	$8,102	$399

There no loans classified as troubled debt restructurings during the three months ended March 31, 2015. There were no troubled debt restructurings with a payment default, with the payment default occurring within 12 months of restructure, and payment default occurring during the three months ended March 31, 2015.

At March 31, 2015, the Company had thirteen loans classified as performing troubled debt restructurings consisting of three single-family loans which amounted to $843,000 and ten commercial real estate loans which amounted to $6.0 million. Two of the three single-family loans, which amounted to $349,000 were classified as special mention in the Company’s allowance for loan losses and have no allowance against them. One of the three single-family loans, which amounted to $495,000 was classified as substandard in the Company’s allowance for loan losses and had no allowance against it. Four of the ten commercial real estate loans, which amounted to $896,000 are classified as special mention in the Company’s allowance for loan losses and have a $2,000 allowance against them. Six of the ten commercial real estate loans, which amounted to $5.1 million are classified as substandard in the Company’s allowance for loan losses and have a $205,000 allowance against them. All such loans have been performing in accordance with their restructured terms and conditions. At March 31, 2015, the Company had one single-family nonperforming loan classified as a troubled debt restructuring in the amount of $191,000. The single-family loan was classified as substandard in the Company’s allowance for loan losses and had a $25,000 allowance against it. All of the troubled debt restructurings consisted of changes in interest rates and no principal was forgiven.

There were no loans classified as trouble debt restructurings during the three months ended March 31, 2014. There were no troubled debt restructurings with a payment default, with the payment default occurring within 12 months of restructure, and payment default occurring during the three months ended March 31, 2014.

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

Residential Real Estate Foreclosure

The carrying amount of foreclosed residential real estate properties held was $933,000 as of March 31, 2015. Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $217,000 as of March 31, 2015.

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

A summary of the status of the shares under the 2011 RRP as of March 31, 2015 and changes during the three months ended March 31, 2015 are presented below:

Three Months Ended March 31, 2015
Weighted
	Number of	average grant
	shares	date fair value

Restricted at the beginning of period	81,960	$11.34
Granted	—	—
Vested	—	—
Forfeited	—	—
Restricted at the end of period	81,960	$11.34

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

Compensation expense on 2011 RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three months ended March 31, 2015, approximately 9,858 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $106,000 in compensation expense with a related tax benefit of $36,000. During the three months ended March 31, 2014, approximately 20,083 shares were amortized to expense, based on the proportional and accelerated vesting of the awarded shares, resulting in recognition of approximately $215,000 in compensation expense with a related tax benefit of $73,000. Of the $215,000 in compensation expense, approximately $102,000 related to the accelerated vesting of certain awarded shares.

As of March 31, 2015, approximately $582,000 in additional compensation expense is scheduled to be recognized over the remaining weighted average vesting period of 2.0 years. Under the terms of the 2011 RRP, any unvested 2011 RRP awards will become fully vested upon a change in control resulting in the full recognition of any unrecognized expense.

Stock Options

In July 2011, the shareholders of the Company also approved the adoption of the 2011 Stock Option Plan (the “2011 Option Plan”). Pursuant to the 2011 Option Plan, options to acquire 325,842 shares of common stock may be granted to employees and directors. Under the 2011 Option Plan, options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. On July 20, 2011, July 20, 2012, and December 11, 2013 options to purchase 277,750, 9,500, and 38,500 shares of common stock were awarded, respectively. As of March 31, 2015, a total of 5,792 shares of common stock have been reserved for future grant pursuant to the 2011 Option Plan. Under the 2011 Option Plan all unvested options will immediately become vested upon a change of control.

A summary of the status of the Company’s stock options under the 2011 Option Plan as of March 31, 2015, and changes during the three months ended March 31, 2015, is presented below:

	Three Months Ended March 31, 2015
		Weighted
	Number of	average
	shares	exercise price

Options outstanding at the beginning of period	320,050	$11.53
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at the end of period	320,050	$11.53
Exercisable at end of the period	186,150	$11.23

The weighted average contractual term of the options was 7.25 years at March 31, 2015.

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

During the three months ended March 31, 2015, approximately $44,000 was recognized in compensation expense, with a related $15,000 tax benefit, for the 2011 Option Plan. At March 31, 2015, approximately $291,000 in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 2.00 years. During the three months ended March 31, 2014, approximately $79,000 was recognized in compensation expense, with a related $27,000 tax benefit, for the 2011 Option Plan. Of the $79,000 recognized, approximately $31,000 related to the accelerated vesting of certain awards.

(12) Contingent Obligations

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued unconditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $1.1 million at March 31, 2015 and $1.4 million at December 31, 2014 and represent the maximum potential future payments the Company could be required to make. The value of the contingent obligations approximates their fair value. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

Litigation Relating to the Merger

Three purported shareholder derivative and class action complaints relating to the Merger have been filed. The actions were filed in the Court of Common Pleas of Delaware County, Pennsylvania. The complaints name as defendants the Company, its directors and certain of its officers, and WSFS.

The complaints in the Merger litigation allege that the members of the Company’s board of directors breached their fiduciary duties to the Company’s shareholders by approving the Merger for inadequate consideration, approving the transaction in order to obtain benefits for Company’s directors and officers that are not equally shared by other Company’s shareholders, entering into the Merger agreement containing preclusive deal protection devices, and failing to take steps to maximize the value to be paid to the Company’s shareholders. The complaints also allege claims against WSFS for aiding and abetting these alleged breaches of fiduciary duties. The plaintiffs in this action seeks, among other things, preliminary and permanent injunctive relief prohibiting consummation of the Merger, rescission or rescissory damages in the event the Merger is consummated, damages, attorneys’ fees and costs, and other and further relief. Each of the defendants believes the claims asserted are without merit and intends to vigorously defend against this lawsuit. However, at this time, it is not possible to predict the outcome of the proceedings or their impact on the Company, WSFS or the merger.

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

On March 2, 2015, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with WSFS Financial Corporation (“WSFS”) providing for, among other things, the merger of the Company with and into WSFS (the “Merger”) and the merger of the Bank with and into Wilmington Savings Fund Society, FSB, a federal savings bank and wholly owned subsidiary of WSFS. Under the terms of the Merger Agreement, each stockholder of the Company will be able to elect to receive, for each share of common stock of the Company, either 0.28955 shares of WSFS common stock or $22.00 in cash, subject to adjustment on a pro rata basis so that approximately 30% of the aggregate consideration paid to shareholders of the Company will be paid in cash and the remaining 70% will be paid in WSFS stock. The Merger is subject to customary closing conditions, including regulatory approvals and approval from the shareholders of the Company.

Critical Accounting Policies. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements included elsewhere herein. These policies are described in Note 2 of the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Income Taxes. Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. As of March 31, 2015, the Company had no net operating loss carryfowards for federal income tax purposes, and approximately $619,000 in capital loss carryfowards expiring over the next two years. In December 2013, the Company recorded a full valuation allowance for such capital loss carryfowards as it is more likely than not the Company will be unable to realize these benefits. As of March 31, 2015, the Company had approximately $4.0 million of state net operating loss carryforwards expiring from 2019 through 2030. The Company recorded a full valuation allowance for these carryforwards as projected state income at the Company is not anticipated to be sufficient to realize these benefits.

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

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Total assets increased $2.9 million or 0.7% to $423.7 million at March 31, 2015 compared to $420.8 million at December 31, 2014. This increase was primarily due to a $2.0 million or 4.2% increase in total cash and cash equivalents, a $4.3 million or 1.4% increase in net loans receivable, a $46,000 or 3.2% increase in accrued interest receivable, a $66,000 or 0.5% increase in Bank owned life insurance, and a $105,000 or 2.0% increase in the net deferred tax asset. These increases were partially offset by a $3.0 million or 18.7% decrease in investment securities available for sale, a $233,000 or 7.3% decrease in mortgage-backed securities available for sale, a $117,000 or 6.1% decrease in premises and equipment, and a $256,000 or 17.8% decrease in prepaid and other assets.

Total liabilities increased $2.7 million or 0.8% to $357.1 million at March 31, 2015 compared to $354.4 million at December 31, 2014. This increase was primarily due to a $6.1 million or 33.2% increase in non-interest bearing deposits and a $103,000 or 1.5% increase in accrued expenses and other liabilities. These increases were partially offset by a $3.0 million or 0.9% decrease in interest bearing deposits and a $516,000 or 17.7% decrease in other borrowings.

Stockholders’ equity increased $228,000 to $66.7 million as of March 31, 2015 compared to $66.5 million at December 31, 2014. The increase was due to net income of $264,000 for the three months ended March 31, 2015, an increase of $61,000 in additional paid-in capital, and an increase in common stock acquired by benefit plans of $146,000, partially offset by $241,000 in dividends paid.

We continue to evaluate the potential impact that regulatory rules may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. The final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2015, the Company's capital levels remained characterized as "well-capitalized" under the new rules.

Nonperforming assets increased $543,000 to $4.0 million or 0.94% of total assets at March 31, 2015 as compared to $3.4 million or 0.82% of total assets at December 31, 2014. The nonperforming assets at March 31, 2015 included $2.7 million in nonperforming loans and $1.3 million in other real estate owned. The increase in nonperforming assets was entirely due to a $543,000 increase in nonperforming loans, with no change in other real estate owned as of March 31, 2015 when compared to December 31, 2014. Overall, nonperforming loans included $1.2 million in single-family residential real estate loans, $1.4 million in commercial real estate loans, and $183,000 in student loans, which are fully guaranteed by the U.S. Government. The Company continues to aggressively work towards the resolution of its nonperforming assets. The allowance for loan losses amounted to $4.6 million or 169.3% of nonperforming loans at March 31, 2015 as compared to $4.5 million or 206.1% of nonperforming loans at December 31, 2014.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and March 31, 2014

General. Net income decreased $281,000 or 51.6% to $264,000 or $0.07 per share (diluted) for the three months ended March 31, 2015 as compared to $545,000 or $0.13 per share (diluted) for the same period in 2014. The decrease in net income was primarily due to a $51,000 or 1.4% decrease in net interest income, a $24,000 or 12.6% decrease in other income, $196,000 or 6.6% increase in other expenses, and a $40,000 or 22.4% increase in income tax expense, which was partially offset by a $30,000 or 20.0% decrease in the provision for loan losses for the three months ended March 31, 2015 when compared to the same period in 2014.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income decreased $51,000 or 1.4% during the three months ended March 31, 2015 as compared to the same period in 2014. The decrease in net interest income was primarily due to a $53,000 or 1.3% decrease in interest income on interest-earning assets, partially offset by a $2,000 or 0.4% decrease in interest expense on interest-bearing liabilities. As a result, the interest rate spread decreased 4 basis points (1 basis point is equal to 1/100th of a percent) to 3.48% for the three months ended March 31, 2015 compared to 3.52% for the three months ended March 31, 2014. Based on the current economic environment and market competition, management anticipates pressure on the interest rate spread for 2015 which may negatively impact net interest income.

Interest Income. Interest income decreased $53,000 or 1.3% to $4.1 million for the three months ended March 31, 2015, compared to the same period in 2014. The decrease was primarily due to a $7,000 or 0.2% decrease on interest income on loans, a $14,000 or 35.0% decrease in interest income on mortgage-backed securities, and a $35,000 or 12.2% decrease in interest income on investment securities. These decreases were partially offset by a $3,000 or 13.0% increase in interest income earned on balances due from depository institutions. The decrease in interest income on loans was due to a 14 basis point or 2.8% decrease in the average yield earned, partially offset by a $7.9 million or 2.6% increase in the average balance of loans outstanding. The decrease in interest income on mortgage-backed securities was due to a $1.5 million or 31.8% decrease in the average balance of mortgage-backed securities and a 16 basis point or 4.6% decrease in the average yield earned. The decrease in interest income on investment securities was primarily due to a $10.9 million or 21.3% decrease in the average balance of investment securities, partially offset by a 26 basis point or 11.7% increase in the average yield earned. The increase in interest income on balances due from depository institutions was due to a $3.1 million or 7.5% increase in the average balance of balances due from depository institutions and a 1 basis point or 4.6% increase in the average yield earned.

Interest Expense. Interest expense decreased $2,000 or 0.4% to $542,000 for the three months ended March 31, 2015, compared to the same period in 2014. This decrease was due to a $2,000 or 0.4% decrease in interest expense on deposits. The decrease in interest expense on deposits was due to a $3.9 million or 1.2% decrease in the average balance of deposits.

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

	Three Months Ended March 31,
	2015			2014

	Average			Average
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans receivable (1) (3)	$312,405	$3,843	4.92%	$304,497	$3,850	5.06%
Mortgage-backed securities (3)	3,095	26	3.36	4,541	40	3.52
Investment securities (3)	40,521	252	2.49	51,452	287	2.23
Due from depository institutions	44,826	26	0.23	41,690	23	0.22
Total interest-earning assets	400,847	4,147	4.14	402,180	4,200	4.18
Noninterest-earning assets	20,683			23,182
Total assets	$421,530			$425,362

Interest-bearing liabilities:
Deposits	$325,799	541	0.66	$329,737	543	0.66
Other borrowings	2,450	1	0.16	2,962	1	0.14
Total interest-bearing liabilities	328,249	542	0.66	332,699	544	0.66
Noninterest-bearing
Liabilities	26,493			23,276
Total liabilities	354,742			355,975
Stockholders’ equity	66,788			69,387
Total liabilities and stockholders’ equity	$421,530			$425,362

Net interest-earning assets	$72,598			$69,481
Net interest income/interest rate spread		$3,605	3.48%		$3,656	3.52%
Net yield on interest-earning assets (2)			3.60%			3.64%

_____________________________

1.	Nonaccrual loans and loan fees have been included.
2.	Net interest income divided by interest-earning assets.
3.	The indicated yields are not reflected on a tax equivalent basis.

Provision for Loan Losses. The provision for loan losses amounted to $120,000 for the three months ended March 31, 2015 compared to $150,000 for the same period in 2014. Such provisions were primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of nonperforming loans and the current economic environment.

Other Income. Other income was $166,000 for the three months ended March 31, 2015 as compared to $190,000 for the same period in 2014. The $24,000 or 12.6% decrease was primarily the result of a $10,000 or 16.1% decrease in service charges on deposit accounts and a $5,000 or 7.0% decrease in the increase in cash surrender value of bank owned life insurance for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. Also contributing to the decrease was an $11,000 gain on the sale of premises and equipment, and a $4,000 gain on the sale of OREO for the three months ended March 31, 2014 compared to no corresponding gains in 2015. These decreases were partially offset by a $6,000 or 14.3% increase in other fee income for the three months ended March 31, 2015 when compared to the same period in 2014.

Other Expenses. Other expenses increased $196,000 or 6.6% to $3.2 million for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily due to $466,000 in merger related costs incurred for the three month period ended March 31, 2015 which were directly related to the merger agreement entered into with WSFS on March 2, 2015. Also contributing to the increase in other expenses for the three months ended March 31, 2015 was a $22,000 or 12.9% increase in professional fees, an $18,000 or 3.9% increase in occupancy and equipment expense, and an $18,000 or 32.1% increase in director fees, when compared to the same period in 2014. These increases were partially offset by a $231,000 or 12.7% decrease in salaries and employee benefits, a $21,000 or 28.0% decrease in FDIC deposit insurance premiums, a $17,000 or 27.4% decrease in advertising and marketing expense, and a $15,000 or 53.6% decrease in loan and OREO expense during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Income Tax Expense. Income tax expense amounted to $219,000 and $179,000 for the three months ended March 31, 2015 and 2014, respectively, resulting in effective tax rates of 45.3% and 24.7%, respectively. The $40,000 or 22.4% increase in income tax expense and higher effective tax rate was primarily due to $396,000 non-deductible in merger related costs incurred during the three months ended March 31, 2015.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of the Company’s cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations. Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition. Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors. Any excess funds are invested in overnight and other short-term interest-earning accounts. Cash flows are generated through the retail deposit market, the Company’s traditional funding source, for use in investing activities. In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement. At March 31, 2015, the Company had no outstanding advances and approximately $181.1 million of additional borrowing capacity from the FHLB of Pittsburgh. Further, the Company has access to the Federal Reserve Bank discount window. At March 31, 2015, no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company. At March 31, 2015, the total approved loan commitments outstanding amounted to $5.9 million. At the same date, commitments under unused lines of credit amounted to $36.6 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2015 totaled $103.3 million. Management believes that a significant portion of maturing deposits will remain with the Company. For the quarter ended March 31, 2015, there were no material changes in contractual obligations that were outside of the ordinary course of business. Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

Litigation Relating to the Merger

Three purported shareholder derivative and class action complaints relating to the Merger have been filed. The actions were filed in the Court of Common Pleas of Delaware County, Pennsylvania. The complaints name as defendants the Company, its directors and certain of its officers, and WSFS.

The complaints in the Merger litigation allege that the members of the Company’s board of directors breached their fiduciary duties to the Company’s shareholders by approving the Merger for inadequate consideration, approving the transaction in order to obtain benefits for Company’s directors and officers that are not equally shared by other Company’s shareholders, entering into the Merger agreement containing preclusive deal protection devices, and failing to take steps to maximize the value to be paid to the Company’s shareholders. The complaints also allege claims against WSFS for aiding and abetting these alleged breaches of fiduciary duties. The plaintiffs in this action seeks, among other things, preliminary and permanent injunctive relief prohibiting consummation of the Merger, rescission or rescissory damages in the event the Merger is consummated, damages, attorneys’ fees and costs, and other and further relief. Each of the defendants believes the claims asserted are without merit and intends to vigorously defend against this lawsuit. However, at this time, it is not possible to predict the outcome of the proceedings or their impact on the Company, WSFS or the merger.

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

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: May 12, 2015	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci, President
and Chief Executive Officer

Date: May 12, 2015	By:	/s/ Peter J. Meier
Peter J. Meier, Executive Vice
President and Chief Financial Officer

