Form 10-Q
period 2015-06-30
Alliance Bancorp, Inc. of Pennsylvania
filed 2015-08-06
CIK 1500711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of Common Stock, par value $0.01 per share, of the Registrant as of August 3, 2015, was 4,028,990.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Part I – Item 1.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2015	2014

Assets
Cash and cash due from depository institutions	$1,116	$1,361
Interest bearing deposits with depository institutions	42,620	45,272
Total cash and cash equivalents	43,736	46,633
Investment securities available for sale	9,992	15,995
Mortgage-backed securities available for sale	2,740	3,178
Investment securities held to maturity (fair value - 2015, $25,154; 2014, $25,588)	24,717	24,927
Loans receivable - net of allowance for loan losses - 2015, $4,647; 2014, $4,465	309,910	305,779
Accrued interest receivable	1,407	1,455
Premises and equipment – net	1,676	1,914
Other real estate owned (OREO)	1,036	1,275
Federal Home Loan Bank (FHLB) stock-at cost	198	203
Bank owned life insurance	12,865	12,731
Deferred tax asset – net	5,529	5,301
Prepaid and other assets	1,487	1,438

Total Assets	$415,293	$420,829

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$19,509	$18,357
Interest bearing deposits	319,590	326,423
Total deposits	339,099	344,780
Other borrowings	2,495	2,918
Accrued expenses and other liabilities	6,999	6,681
Total Liabilities	348,593	354,379

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value; shares authorized – 50,000,000; shares issued - 5,474,437; shares outstanding - 2015, 4,027,839; 2014, 4,026,699	55	55
Additional paid-in capital	57,069	56,939
Retained earnings	34,152	34,318
Common stock acquired by benefit plans	(1,958)	(2,249)
Accumulated other comprehensive loss	(1,480)	(1,457)
Treasury stock, at cost: 2015, 1,446,598 shares; 2014, 1,447,738 shares	(21,138)	(21,156)
Total Stockholders’ Equity	66,700	66,450

Total Liabilities and Stockholders’ Equity	$415,293	$420,829

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollar amounts in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Interest and Dividend Income
Loans, including fees	$3,914	$3,887	$7,757	$7,737
Mortgage-backed securities	24	36	50	76
Investment securities:
Taxable	22	69	75	146
Tax – exempt	181	195	362	402
Dividends	1	7	19	10
Balances due from depository institutions	26	25	52	47
Total interest and dividend income	4,168	4,219	8,315	8,418

Interest Expense
Deposits	549	565	1,090	1,108
Other borrowings	1	1	2	2
Total interest expense	550	566	1,092	1,110

Net Interest Income	3,618	3,653	7,223	7,308
Provision for Loan Losses	80	100	200	250
Net Interest Income After Provision for Loan Losses	3,538	3,553	7,023	7,058

Other Income
Service charges on deposit accounts	57	68	108	130
Other fee income	64	48	112	90
Gain on sale of premises and equipment	—	—	—	11
Gain on sale of OREO, net	—	—	—	4
Rental income from OREO	—	28	—	28
Increase in cash surrender value of bank owned life insurance	68	72	134	144
Other	—	2	—	2
Total other income	189	218	354	409

Other Expenses
Salaries and employee benefits	1,474	1,590	3,069	3,415
Occupancy and equipment	469	429	950	892
Merger related systems de-conversion costs	252	—	252	—
FDIC deposit insurance premiums	63	73	117	148
Advertising and marketing	77	101	121	163
Professional fees	146	106	340	277
Merger related costs	450	—	915	—
Loan and OREO expense	35	40	48	67
Provision for OREO	239	117	239	117
Directors’ fees	56	56	129	112
Other	276	285	524	578
Total other expenses	3,537	2,797	6,704	5,769

Income Before Income Tax Expense	190	974	673	1,698

Income Tax Expense	137	277	356	456

Net Income	$53	$697	$317	$1,242

Basic Earnings per Share	$0.01	$0.17	$0.08	$0.30
Diluted Earnings per Share	$0.01	$0.17	$0.08	$0.30

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollar amounts in thousands)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2015	2014	2015	2014

Net Income	$53	$697	$317	$1,242

Other Comprehensive (Loss) Income
Unrealized (loss) gain on available for sale securities net of tax (benefit) expense 2015, $(10) and $(11); 2014, $79 and $177	(21)	154	(23)	343

Total Other Comprehensive (Loss) Income	(21)	154	(23)	343

Total Comprehensive Income	$32	$851	$294	$1,585

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Acquired by Benefit Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2014	$55	$56,585	$32,673	$(2,957)	$(1,875)	$(14,312)	$70,169
ESOP shares committed to be released				77			77
Net income			1,242				1,242
Dividends declared ($0.10 per share)			(427)				(427)
Stock-based compensation (stock options)		124					124
Stock-based compensation (restricted stock)				322			322
Acquisition of treasury stock (405,413 shares)						(6,281)	(6,281)
Other comprehensive income					343		343

Balance, June 30, 2014	$55	$56,709	$33,488	$(2,558)	$(1,532)	$(20,593)	$65,569

Balance, January 1, 2015	$55	$56,939	$34,318	$(2,249)	$(1,457)	$(21,156)	$66,450
Tax adjustment for benefit plans		41					41
ESOP shares committed to be released				79			79
Net income			317				317
Dividends declared ($0.12 per share)			(483)				(483)
Stock-based compensation (stock options)		89					89
Stock-based compensation (restricted stock)				212			212
Release of stock for exercised stock options						18	18
Other comprehensive loss					(23)		(23)

Balance, June 30, 2015	$55	$57,069	$34,152	$(1,958)	$(1,480)	$(21,138)	$66,700

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	For the Six Months
	Ended June 30,
	2015	2014
Cash Flow From Operating Activities
Net income	$317	$1,242
Adjustments to reconcile net income to cash provided by operating activities:
Provision for:
Loan losses	200	250
Depreciation and amortization	244	232
Write-down of OREO	239	117
Stock-based compensation expense	421	523
Gain on sale of premises and equipment	—	(11)
Gain on the sale of OREO	—	(4)
Deferred tax benefit	(217)	(184)
Increase in cash surrender value of bank owned life insurance	(134)	(144)
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	318	74
Prepaid expenses and other assets	(49)	223
Accrued interest receivable	48	(24)
Net cash provided by operating activities	1,387	2,294

Cash Flow From Investing Activities
Purchase of investment securities-available for sale	(12,000)	(6,000)
Purchase of investment securities-held to maturity	—	(530)
Loans originated and acquired	(21,447)	(19,606)
Proceeds from maturities and calls of investment securities	18,210	7,720
Redemption (purchase) of FHLB stock	5	(62)
Principal repayments of:
Loans	17,116	15,914
Mortgage-backed securities	407	835
Purchase of premises and equipment	(6)	(167)
Proceeds from the sale of premises and equipment	—	21
Proceeds from the sale of OREO	—	695
Net cash provided by (used in) investing activities	2,285	(1,180)

Cash Flow From Financing Activities
Dividends paid	(483)	(427)
(Decrease) increase in deposits	(5,681)	5,945
Purchase of treasury stock	—	(6,281)
Release of stock for exercised stock options	18	—
Decrease in other borrowings	(423)	(1,645)
Net cash used in financing activities	(6,569)	(2,408)

Decrease in Cash and Cash Equivalents	(2,897)	(1,294)
Cash and Cash Equivalents, Beginning of Year	46,633	45,224
Cash and Cash Equivalents, End of Year	$43,736	$43,930

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$1,093	$1,111
Income taxes	$400	$—

Supplemental Schedule of Noncash Financing and Investing Activities:
Other real estate acquired in settlement of loans	$—	$63

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

On March 2, 2015, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with WSFS Financial Corporation (“WSFS”) providing for, among other things, the merger of the Company with and into WSFS (the “Merger”) and the merger of the Bank with and into Wilmington Savings Fund Society, FSB, a federal savings bank and wholly owned subsidiary of WSFS. Under the terms of the Merger Agreement, each stockholder of the Company will be able to elect to receive, for each share of common stock of the Company, either 0.28955 shares of WSFS common stock or $22.00 in cash, subject to adjustment on a pro rata basis so that approximately 30% of the aggregate consideration paid to shareholders of the Company will be paid in cash and the remaining 70% will be paid in WSFS stock. The Merger is subject to customary closing conditions, including regulatory approvals and approval from the shareholders of the Company

Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated statement of financial condition at December 31, 2014, has been derived from audited consolidated financial statements but does not include all information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results which may be expected for the year ending December 31, 2015 or any other period. All significant intercompany accounts and transactions have been eliminated. For comparative purposes, prior periods’ consolidated financial statements have been reclassified when necessary to conform to report classifications of the current year. The reclassifications had no effect on net income. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Subsequent Events. The Company has evaluated events and transactions occurring subsequent to June 30, 2015, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update was originally effective for interim and annual periods beginning after December 15, 2016. In July 2015, the FASB voted to delay the effective date of this ASU by one year. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

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

(4) Earnings Per Share

Earnings per share (“EPS”) consist of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”) using the treasury stock method. CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. CSEs for which the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS, and, accordingly, are excluded from the calculation. There were -0- and 38,500 anti-dilutive stock options outstanding at June 30, 2015 and June 30, 2014, respectively.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net Income	$53,000	$697,000	$317,000	$1,242,000

Weighted average shares outstanding	4,026,975	4,157,372	4,026,838	4,236,668
Adjusted average unearned ESOP shares	(129,496)	(143,437)	(131,238)	(145,179)
Weighted average shares outstanding – basic	3,897,479	4,013,935	3,895,600	4,091,489
Effect of dilutive common stock equivalents	136,102	38,500	121,557	38,500
Adjusted weighted average shares outstanding-dilutive	4,033,581	4,052,435	4,017,157	4,129,989

Basic earnings per share	$0.01	$0.17	$0.08	$0.30
Dilutive earnings per share	$0.01	$0.17	$0.08	$0.30

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

As the debt is repaid, shares are released from collateral and allocated to qualified employees. As shares are released from collateral, the Company reports compensation expense equal to the current fair value of the shares, and the shares become outstanding for earnings per share computations. The compensation expense for the ESOP for the three months ended June 30, 2015 and June 30, 2014 was $75,000 and $38,000, respectively. The compensation expense for the ESOP for the six months ended June 30, 2015 and June 30, 2014 was $140,000 and $77,000, respectively.

The following table presents the components of the ESOP shares inclusive of shares purchased prior to 2007:

	June 30, 2015	June 30, 2014
Shares released for allocation	185,295	179,826
Unearned shares	127,764	141,700
Total ESOP shares	313,059	321,531

(6) Retirement Plans

The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements. At December 31, 2014 the defined benefit pension plan was curtailed, and as a result the participants will no longer accrue benefits. The Company is responsible for the future payments to the participants.

As required under FASB ASC Topic 715, Compensation – Retirement Benefits, the net pension costs included the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net Periodic Benefit Cost
Service Cost	$20,000	$72,529	$20,000	$145,058
Interest Cost	60,098	80,421	140,098	160,842
Expected Return on Plan Assets	(194,488)	(143,702)	(301,488)	(287,404)
Amortization of Prior Service Cost	—	3,171	—	6,342
Amortization of Loss	18,540	27,397	45,540	54,794
Net Periodic Benefit Cost	$(95,850)	$39,816	$(95,850)	$79,632

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net Periodic Benefit Cost
Service Cost	$—	$—	$—	$—
Interest Cost	44,302	50,287	88,604	100,574
Amortization of Loss	10,898	6,263	21,796	12,526
Net Periodic Benefit Cost	$55,200	$56,550	$110,400	$113,100

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

Impaired Loans (Generally Carried at Fair Value). Impaired loans are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. Appraised values may be discounted based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal. Because of the high degree of judgment required in estimating the fair value of collateral underlying impaired loans, and because of the relationship between fair value and general economic conditions, the Company considers fair values of impaired loans to be highly sensitive to market conditions. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances, net of any valuation allowance. At June 30, 2015 and December 31, 2014, the fair value consists of loan balances of $3.9 million and $3.9 million, respectively, net of valuation allowances of $569,000 and $436,000, respectively.

Other Real Estate Owned. OREO assets are originally recorded at fair value upon transfer of the loans to OREO, net of estimated cost to dispose of the asset. Subsequently, OREO assets are carried at the lower of carrying value or fair value. The fair value of OREO is based on independent appraisals less selling costs. Appraised values may be discounted based upon management’s historical knowledge and changes in the market conditions from the time of the appraisal. Because of the high degree of judgment required in estimating the fair value of OREO and because of the relationship between fair value and general economic conditions, the Company considers fair values of OREO to be highly sensitive to market conditions. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At June 30, 2015 and December 31, 2014 the fair value consists of OREO balances of $1.4 million and $1.0 million, respectively, reduced by writedowns of $370,000 and $131,000, respectively. These amounts may differ from the balances disclosed on the Statement of Financial Condition due to certain OREO assets being carried at carrying value, as they have not required additional write-downs subsequent to transfer.

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

The following table summarizes investment assets measured at fair value on a recurring basis as of June 30, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities Available For Sale:

Investment security obligations of FHLB	$5,994	$—	$5,994	$—
Investment security obligations of Freddie Mac	3,998	—	3,998	—
Mortgaged backed security obligations of GNMA	967	—	967	—
Mortgaged backed security obligations of FHLMC	702	—	702	—
Mortgaged backed security obligations of FNMA	1,071	—	1,071	—
Total	$12,732	$—	$12,732	$—

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2015 are as follows (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$3,287	$—	$—	$3,287
Other real estate owned	1,036	—	—	1,036
Total	$4,323	$—	$—	$4,323

The following table presents quantitative information with regards to Level 3 fair value measurements at June 30, 2015 (in thousands);

Description	Fair Value at June 30, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)

		Appraisal of	Appraisal	0%-30%
Impaired loans	$3,287	collateral	adjustments (1)	(20)%

		Appraisal of	Appraisal	0%-25%
Other real estate owned	1,036	collateral	adjustments (1)	(18)%
Total	$4,323

(1)	Appraisals may be adjusted by management for qualitative factors, including estimated liquidation expenses. The range and weighted average adjustments are presented as a percentage of the appraisal.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 are as follows (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$3,460	$—	$—	$3,460
Other real estate owned	870	—	—	870
Total	$4,330	$—	$—	$4,330

The following table presents quantitative information with regards to Level 3 fair value measurements at December 31, 2014 (in thousands):

Description	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)

		Appraisal of	Appraisal	5%-30%
Impaired loans	$3,460	collateral	adjustments (1)	(20)%

		Appraisal of	Appraisal	5%-10%
Other real estate owned	870	collateral	adjustments (1)	(4)%
Total	$4,330

(1)	Appraisals may be adjusted by management for qualitative factors, including estimated liquidation expenses. The range and weighted average adjustments are presented as a percentage of the appraisal.

There were no transfers between levels for the three and six months ended June 30, 2015. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.

The carrying amount and estimated fair values of the Company’s financial assets and liabilities were as follows.

	At June 30, 2015
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$1,116	$1,116	$—	$—
Interest bearing deposits at banks	42,620	42,620	—	—
Investment securities	34,709	—	34,709	—
Mortgage-backed securities	2,740	—	2,740	—
Loans receivable, net, including impaired loans	309,910	—	—	309,522
FHLB stock	198	—	198	—
Accrued interest receivable	1,407	—	1,407	—

Liabilities:
NOW and MMDA deposits (1)	$99,457	—	$99,457	$—
Other savings deposits	52,536	—	52,536	—
Certificate accounts	187,106	—	187,416	—
Other borrowings	2,495	—	2,495	—
Accrued interest payable	9	—	9	—
Off balance sheet instruments	—	—	—	—

(1) Includes non-interest bearing accounts, totaling $19,509.

	At December 31, 2014
	Carrying	Level 1	Level 2	Level 3
	Amount	Fair Value	Fair Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$1,361	$1,361	$—	$—
Interest bearing deposits at banks	45,272	—	45,272	—
Investment securities	40,922	—	41,583	—
Mortgage-backed securities	3,178	—	3,178	—
Loans receivable, net, including, impaired loans	305,779	—	—	305,849
FHLB stock	203	—	203	—
Accrued interest receivable	1,455	—	1,455	—

Liabilities:
NOW and MMDA deposits (1)	$99,222	$—	$99,222	$—
Other savings deposits	51,538	—	51,538	—
Certificate accounts	194,020	—	194,305	—
Borrowings	2,918	—	2,918	—
Accrued interest payable	9	—	9	—
Off balance sheet instruments	—	—	—	—

(1)	Includes non-interest bearing accounts totaling $18,357.

(8) Investment and Mortgage Backed Securities

The Company classifies and accounts for debt and equity securities as follows:

•	Securities Held to Maturity - Securities held to maturity are stated at cost, adjusted for unamortized purchase premiums and discounts, based on the positive intent and the ability to hold these securities to maturity considering all reasonably foreseeable conditions and events.

•	Securities Available for Sale - Securities available for sale, carried at fair value, are those securities management might sell in response to changes in market interest rates, increases in loan demand, changes in liquidity needs and other conditions. Unrealized gains and losses, net of tax, are reported as a net amount in other comprehensive income (loss) until realized.

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

	June 30, 2015
Dollars in Thousands	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 years through 5 years	$6,000	$1	$(7)	$5,994

Total	$6,000	$1	$(7)	$5,994

	June 30, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 1 year through 5 years	$4,000	$1	$(3)	$3,998

Total	$4,000	$1	$(3)	$3,998

Total Investment Securities Available for Sale	$10,000	$2	$(10)	$9,992

	June 30, 2015
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due in 1 year or less	$196	$—	$—	$196
Due after 1 years through 5 years	7,591	10	(32)	7,569
Due after 5 years through 10 years	7,772	38	(28)	7,782
Due after 10 years	9,158	449	—	9,607

Total	$24,717	$497	$(60)	$25,154

	December 31, 2014
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 years through 5 years	$3,000	$2	$(7)	$2,995
Due after 5 years through 10 years	3,000	—	(6)	2,994
Due after 10 years	4,000	5	(1)	4,004

Total	$10,000	$7	$(14)	$9,993

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of FHLMC:
Due after 1 year through 5 years	$2,000	$—	$(5)	$1,995

Total	$2,000	$—	$(5)	$1,995

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of the Fannie Mae:
Due after 1 years through 5 years	$1,000	$—	$—	$1,000
Due after 10 years	3,000	7	—	3,007

Total	$4,000	$7	$—	$4,007

Total Investment Securities Available for Sale	$16,000	$14	$(19)	$15,995

	December 31, 2014
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due in 1 year or less	$200	$1	$—	$201
Due after 1 year through 5 years	7,798	13	(38)	7,773
Due after 5 years through 10 years	5,011	41	(8)	5,044
Due after 10 years	11,918	653	$(1)	12,570

Total	$24,927	$708	$(47)	$25,588

Included in obligations of U.S. Government agencies at June 30, 2015 and December 31, 2014, were $9.0 million and $11.0 million of structured notes, respectively. These structured notes were comprised of step-up bonds that provide the U.S. Government agency with the right, but not the obligation, to call the bonds on certain dates. There were no sales of investment securities during the three or six months ended June 30, 2015 or 2014.

Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

	June 30, 2015
	Amortized	Gross Unrealized		Fair
Dollars in Thousands	Cost	Gains	Losses	Value
GNMA pass-through certificates	$911	$56	$—	$967
FHLMC pass-through certificates	630	72	—	702
FNMA pass-through certificates	1,019	52	—	1,071

Total	$2,560	$180	$—	$2,740

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$979	$65	$—	$1,044
FHLMC pass-through certificates	747	82	—	829
FNMA pass-through certificates	1,241	64	—	1,305

Total	$2,967	$211	$—	$3,178

There were no sales of mortgage-backed securities during the three or six months ended June 30, 2015 or 2014.

The following table shows the fair value and unrealized losses on investments, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position.

	At June 30, 2015
	Less than 12 Months		12 Months or Longer		Total
Dollars in Thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities Available for Sale
U.S. Government obligations	$7,990	$10	$—	$—	$7,990	$10
Mortgage-backed securities	$—	$—	$—	$—	$—	$—

Securities Held to Maturity
Municipal obligations	$4,202	$40	$1,920	$20	$6,122	$60

	At December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
Dollars in Thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities Available for Sale
U.S. Government obligations	$2,994	$6	$2,987	$13	$5,981	$19
Mortgage-Backed Securities	$14	$—	$—	$—	$14	$—

Securities Held to Maturity
Municipal obligations	$2,126	$3	$2,973	$34	$5,099	$47

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

As of June 30, 2015, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with the issuers of these securities.

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. As of June 30, 2015, there were 7 government obligations in an unrealized loss position for less than twelve months, 7 municipal obligations were in an unrealized loss position for less than twelve months and 3 in an unrealized loss position for more than twelve months. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell these securities before recovery. Management does not believe any individual unrealized loss as of June 30, 2015 represents an other-than-temporary impairment.

(9) Loans Receivable - Net

Loans receivable consist of the following:

Dollars in Thousands	At June 30,	At December 31,
	2015	2014
Real estate loans:
Single-family	$120,035	$121,336
Multi-family	28,250	24,512
Commercial	125,100	121,069
Land and construction	20,988	25,902
Commercial business	17,320	14,402
Consumer	3,514	3,758
Total loans receivable	315,207	310,979
Less:
Deferred fees	(650)	(735)
Allowance for loan losses	(4,647)	(4,465)
Loans receivable - net	$309,910	$305,779

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2015:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$59	$—	$1,013	$1,072	$118,963	$120,035	$744
Multi-family	—	492	103	595	27,655	28,250	103
Commercial	221	—	1,271	1,492	123,608	125,100	500
Land and construction	—	—	—	—	20,988	20,988	—
Commercial business	—	—	—	—	17,320	17,320	—
Consumer	155	20	313	488	3,026	3,514	313
Total	$435	$512	$2,700	$3,647	$311,560	$315,207	$1,660

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2014:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable Greater Than 90 Days Past Due and Accruing
Real estate:
Single-family	$346	$146	$1,082	$1,574	$119,762	$121,336	$691
Multi-family	147	—	—	147	24,365	24,512	—
Commercial	832	427	347	1,606	119,463	121,069	—
Land and construction	—	—	—	—	25,902	25,902	—
Commercial business	9	—	—	9	14,393	14,402	—
Consumer	201	101	235	537	3,221	3,758	235
Total	$1,535	$674	$1,664	$3,873	$307,106	$310,979	$926

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
(Dollars in thousands)

Real estate:
Single-family	$269	$391
Multi-family	—	—
Commercial	1,263	849
Land and construction	—	—
Commercial business	—	—
Consumer	—	—
Total non-accruing loans	$1,532	$1,240

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

The following table presents the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three and six months ended June 30, 2015:

(Dollars in thousands)	Single Family Real Estate	Multi Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Commercial Business	Total
Allowance for loan losses for the three months ended June 30, 2015:
Beginning balance	$901	$310	$2,313	$746	$12	$305	$4,587
Charge-offs	(21)	—	—	—	—	—	(21)
Recoveries	1	—	—	—	—	—	1
Provisions	16	40	93	(113)	(2)	46	80
Ending balance	$897	$350	$2,406	$633	$10	$351	$4,647

Allowance for loan losses for the six months ended June 30, 2015:
Beginning balance	$881	$302	$2,204	$773	$16	$289	$4,465
Charge-offs	(21)	—	—	—	(1)	—	(22)
Recoveries	4	—	—	—	—	—	4
Provisions	33	48	202	(140)	(5)	62	200
Ending balance	$897	$350	$2,406	$633	$10	$351	$4,647
Ending balance:
individually evaluated for impairment	$43	$—	$526	$—	$—	$—	$569
Ending balance:
collectively evaluated for impairment	$854	$350	$1,880	$633	$10	$351	$4,078

Loans receivable:
Ending balance	$120,035	$28,250	$125,100	$20,988	$17,320	$3,514	$315,207
Ending balance:
individually evaluated for impairment	$1,028	$103	$7,711	$—	$—	$—	$8,842
Ending balance:
collectively evaluated for impairment	$119,007	$28,147	$117,389	$20,988	$17,320	$3,514	$306,365

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of June 30, 2015:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Single-family	$117,828	$703	$1,504	$—	$120,035
Multi-family	28,147	—	103	—	28,250
Commercial	117,745	533	6,822	—	125,100
Land and construction	20,988	—	—	—	20,988
Commercial business	17,320	—	—	—	17,320
Consumer	3,514	—	—	—	3,514
Total	$305,542	$1,236	$8,429	$—	$315,207

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

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the three months ended June 30, 2015:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Single-family	$837	$837	$—	$837	$8
Multi-family	$103	$103	$—	$34	$—
Commercial	$4,046	$4,046	$—	$4,054	$56

With an allowance recorded:
Real estate:
Single-family	$191	$191	$43	$191	$3
Commercial	$3,665	$3,665	$526	$3,665	$34

Total:
Real estate:
Single-family	$1,028	$1,028	$43	$1,028	$11
Multi-family	$103	$103	$—	$34	$—
Commercial	$7,711	$7,711	$526	$7,719	$90

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the six months ended June 30, 2015:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Single-family	$837	$837	$—	$837	$17
Multi-family	$103	$103	$—	$17	$—
Commercial	$4,046	$4,046	$—	$4,063	$105

With an allowance recorded:
Real estate:
Single-family	$191	$191	$43	$191	$3
Commercial	$3,665	$3,665	$526	$3,665	$59

Total:
Real estate:
Single-family	$1,028	$1,028	$43	$1,028	$20
Multi-family	$103	$103	$—	$17	$—
Commercial	$7,771	$7,771	$526	$7,728	$164

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the three months ended June 30, 2014:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Single-family	$356	$356	$—	$356	$3
Commercial	$3,805	$3,805	$—	$3,805	$52

With an allowance recorded:
Real estate:
Single-family	$191	$191	$15	$191	$3
Commercial	$4,416	$4,553	$540	$4,416	$52

Total:
Real estate:
Single-family	$547	$547	$15	$547	$6
Commercial	$8,221	$8,358	$540	$8,221	$104

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the six months ended June 30, 2014:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Single-family	$356	$356	$—	$356	$6
Commercial	$3,805	$3,805	$—	$3,805	$97

With an allowance recorded:
Real estate:
Single-family	$191	$191	$15	$191	$6
Commercial	$4,416	$4,553	$540	$4,416	$94

Total:
Real estate:
Single-family	$547	$547	$15	$547	$12
Commercial	$8,221	$8,358	$540	$8,221	$191

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the year ended December 31, 2014:

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired
With no related allowance recorded:
Real estate:
Single-family	$850	$850	$—	$517	$51
Commercial	$4,121	$4,121	$—	$3,947	$193

With an allowance recorded:
Real estate:
Single-family	$191	$191	$22	$191	$9
Commercial	$3,705	$3,705	$414	$4,155	$206

Total:
Real estate:
Single-family	$1,041	$1,041	$22	$708	$60
Commercial	$7,826	$7,826	$414	$8,102	$399

During the three months ended June 30, 2015 there was one loan classified as a troubled debt restructuring. The loan is a commercial real estate loan in the amount of $424,000 which was in a payment default during the three months ended June 30, 2015. There were no troubled debt restructurings for the three months ended June 30, 2014. There were no troubled debt restructurings with a payment default occurring within 12 months of restructure, during the three months ended June 30, 2014.

During the six months ended June 30, 2015 there was one loan classified as a troubled debt restructuring. The loan is a commercial real estate loan in the amount of $424,000 which was in a payment default during the six months ended June 30, 2015. There were no troubled debt restructurings for the six months ended June 30, 2014. There were no troubled debt restructurings with a payment default occurring within 12 months of restructure, during the six months ended June 30, 2014.

At June 30, 2015, the Company had thirteen loans classified as performing troubled debt restructurings consisting of three single-family loans which amounted to $837,000 and ten commercial real estate loans which amounted to $5.9 million. Two of the three single-family loans, which amounted to $346,000 were classified as special mention in the Company’s allowance for loan losses and had no allowance against it. One of the three single-family loans, which amounted to $491,000 was classified as substandard in the Company’s allowance for loan losses and had no allowance against them.

Four of the ten commercial real estate loans, which amounted to $890,000 are classified as special mention in the Company’s allowance for loan losses and have a $2,000 allowance against them. Six of the ten commercial real estate loans, which amounted to $5.1 million are classified as substandard in the Company’s allowance for loan losses and have a $269,000 allowance against them. All such loans have been performing in accordance with their restructured terms and conditions. At June 30, 2015, the Company had one single-family nonperforming loan classified as a troubled debt restructuring in the amount of $191,000 and one commercial real estate nonperforming loan in the amount of $424,000. The single-family loan was classified as substandard in the Company’s allowance for loan losses and had a $43,000 allowance against it. The commercial real estate loan was classified as substandard in the Company’s allowance for loan losses and had an $87,000 allowance against it. All of the troubled debt restructurings consisted of changes in interest rates and no principal was forgiven.

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

Residential Real Estate Foreclosure

The carrying amount of foreclosed residential real estate properties held was $775,000 as of June 30, 2015. Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $77,000 as of June 30, 2015.

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

A summary of the status of the shares under the 2011 RRP as of June 30, 2015 and changes during the three months ended June 30, 2015 are presented below:

Three Months Ended June 30, 2015
Weighted
	Number of	average grant
	Shares	date fair value

Restricted at the beginning of period	81,960	$11.34
Granted	—	—
Vested	—	—
Forfeited	—	—
Restricted at the end of period	81,960	$11.34

A summary of the status of the shares under the 2011 RRP as of June 30, 2015 and changes during the six months ended June 30, 2015 are presented below:

Six Months Ended June 30, 2015
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

During the three months ended June 30, 2015, approximately 9,858 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $106,000 in compensation expense with a related tax benefit of $36,000. During the six months ended June 30, 2015, approximately 19,716 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $212,000 in compensation expense with a related tax benefit of $72,000. During the three months ended June 30, 2014, approximately 9,993 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $107,000 in compensation expense with a related tax benefit of $37,000. During the six months ended June 30, 2014, approximately 30,015 shares were amortized to expense, based on the proportional and accelerated vesting of the awarded shares, resulting in recognition of approximately $322,000 in compensation expense with a related tax benefit of $110,000. Of the $322,000 in compensation expense, approximately $102,000 related to the accelerated vesting of certain awarded shares. As of June 30, 2015, approximately $476,000 in additional compensation expense is scheduled to be recognized over the remaining vesting period of 1.75 years. Under the terms of the 2011 RRP, any unvested 2011 RRP awards will become fully vested upon a change in control of the Company resulting in the full recognition of any unrecognized expense.

Stock Options

In July 2011, the shareholders of the Company also approved the adoption of the 2011 Stock Option Plan (the “2011 Option Plan”). Pursuant to the 2011 Option Plan, options to acquire 325,842 shares of common stock may be granted to employees and directors. Under the 2011 Option Plan, options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. On July 20, 2011, July 20, 2012, and December 11, 2013 options to purchase 277,750, 9,500, and 38,500 shares of common stock were awarded, respectively. As of June 30, 2015, a total of 5,792 shares of common stock have been reserved for future grant pursuant to the 2011 Option Plan. Under the 2011 Option Plan all unvested options will immediately become vested upon a change of control.

A summary of the status of the Company’s stock options under the 2011 Option Plan as of June 30, 2015, and changes during the three and six months ended June 30, 2015, is presented below:

	Three Months Ended June 30, 2015
		Weighted
	Number of	average
	shares	exercise price

Options outstanding at the beginning of period	320,050	$11.53
Granted	—	—
Exercised	(1,140)	$15.34
Vested	—	—
Forfeited	—	—
Options outstanding at the end of period	318,910	$11.52
Exercisable at end of the period	185,010	$11.20

	Six Months Ended June 30, 2015
		Weighted
	Number of	average
	shares	exercise price

Options outstanding at the beginning of period	320,050	$11.53
Granted	—	—
Exercised	(1,140)	$15.34
Vested	—	—
Forfeited	—	—
Options outstanding at the end of period	318,910	$11.52
Exercisable at end of the period	185,010	$11.20

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

The weighted average contractual term of the options was 7.00 years at June 30, 2015.

During the three months ended June 30, 2015, approximately $44,000 was recognized in compensation expense, with a related $15,000 tax benefit, for the 2011 Option Plan. During the six months ended June 30, 2015, approximately $89,000 was recognized in compensation expense, with a related $30,000 tax benefit, for the 2011 Option Plan. At June 30, 2015, approximately $246,000 in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 1.75 years. During the three months ended June 30, 2014, approximately $46,000 was recognized in compensation expense, with a related $16,000 tax benefit, for the 2011 Option Plan. During the six months ended June 30, 2014, approximately $124,000 was recognized in compensation expense, with a related $42,000 tax benefit, for the 2011 Option Plan. Of the $124,000 recognized, approximately $31,000 related to the accelerated vesting of certain awards.

(12) Contingent Obligations

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued unconditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $963,000 at June 30, 2015 and $1.4 million at December 31, 2014 and represent the maximum potential future payments the Company could be required to make. The value of the contingent obligations approximates their fair value. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

Litigation Relating to the Merger

Three purported shareholder derivative and class action complaints relating to the Merger have been filed. The actions were filed in the Court of Common Pleas of Delaware County, Pennsylvania. The complaints name as defendants the Company, its directors and certain of its officers, and WSFS (the “defendants”).

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

On June 11, 2015, solely to avoid the costs, risks and uncertainties inherent in litigation, Alliance Bancorp, WSFS and the other defendants entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs ( the “Plaintiffs”) regarding the settlement of the lawsuits. Pursuant to the MOU, Alliance Bancorp and WSFS have agreed to file with the SEC and make publicly available to shareholders of Alliance Bancorp the supplemental disclosures in a Current Report on Form 8-K, and the Plaintiffs have agreed to release Alliance Bancorp, WSFS and the other defendants from all claims related to the Merger Agreement and the proposed Merger, subject to approval of the Court. If the Court approves the settlement contemplated in the MOU, the lawsuits will be dismissed with prejudice, and all claims that were or could have been brought challenging any aspect of the proposed Merger, the Merger Agreement, and any disclosure made in connection therewith will be released and barred. Under the terms of the MOU, counsel for the Plaintiffs and Defendants have agreed to negotiate in good faith in an effort to agree upon the award of Plaintiffs’ attorneys’ fees and expenses to be paid by Alliance Bancorp, its successor in interest and/or its insurer. In the event no agreement is reached among Plaintiffs and Defendants with respect to the award of attorneys’ fees and expenses, then Plaintiffs have reserved the right to apply to the court for payment of their attorneys’ fees and expenses. The amount of any fees and expense awarded will ultimately be determined and approved by the Court, and will not affect the amount of merger consideration to be paid by WSFS. In the MOU, the parties have agreed to negotiate in good faith to prepare a stipulation of settlement to be filed with the Court and other documentation as may be required to effectuate the settlement. There can be no assurance that the parties ultimately will enter into a stipulation of settlement or that the Court will approve the settlement even if the parties were to enter into such stipulation. The proposed settlement contemplated by the MOU will become void in the event that the parties do not enter into such stipulation or the Court does not approve the settlement.

Part I – Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Alliance Bancorp, Inc. of Pennsylvania (“Alliance Bancorp” or the “Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

On March 2, 2015, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with WSFS Financial Corporation (“WSFS”) providing for, among other things, the merger of the Company with and into WSFS (the “Merger”) and the merger of the Bank with and into Wilmington Savings Fund Society, FSB, a federal savings bank and wholly owned subsidiary of WSFS. Under the terms of the Merger Agreement, each stockholder of the Company will be able to elect to receive, for each share of common stock of the Company, either 0.28955 shares of WSFS common stock or $22.00 in cash, subject to adjustment on a pro rata basis so that approximately 30% of the aggregate consideration paid to shareholders of the Company will be paid in cash and the remaining 70% will be paid in WSFS stock. The Merger is subject to customary closing conditions, including regulatory approvals and approval from the shareholders of the Company. The shareholders of the Company approved the Merger in June 2015.

On April 30, 2015, WSFS declared a three-for-one stock split to be effected by a stock dividend paid on May 18, 2015. Pursuant to the Merger Agreement, the exchange ratio will be adjusted following the stock split and will be 0.86865, and as a result of the stock split the stock consideration will be 0.86865 shares of WSFS common stock. Each holder of Alliance Bancorp common stock is entitled to elect the form of the Merger Consideration that he or she would like to receive for his or her shares of Alliance Bancorp common stock, including electing to receive the Cash Consideration for a portion of his or her shares of Alliance common stock and receive the Stock Consideration for the remainder of his or her shares of Alliance Bancorp common stock.

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

Income Taxes. Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. As of June 30, 2015, the Company had no net operating loss carryforwards for federal income tax purposes, and approximately $619,000 in capital loss carryforwards expiring over the next two years. In December 2013, the Company recorded a full valuation allowance for such capital loss carryforwards as it is more likely than not the Company will be unable to realize these benefits. As of June 30, 2015, the Company had approximately $4.0 million of state net operating loss carryforwards expiring from 2019 through 2030. The Company recorded a full valuation allowance for these carryforwards as projected state income at the Company is not anticipated to be sufficient to realize these benefits.

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

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total assets decreased $5.5 million or 1.3% to $415.3 million at June 30, 2015 compared to $420.8 million at December 31, 2014. This decrease was primarily due to a $2.9 million or 6.2% decrease in total cash and cash equivalents, a $438,000 or 13.9% decrease in mortgage-backed securities available for sale, $210,000 or 0.8% decrease in investment securities held to maturity, and a $239,000 or 18.7% decrease in OREO. These decreases were partially offset by a $4.1 million or 1.4% increase in net loans receivable, and a $134,000 or 1.2% increase in Bank owned life insurance.

Total liabilities decreased $5.8 million or 1.6% to $348.6 million at June 30, 2015 compared to $354.4 million at December 31, 2014. This decrease was primarily due to a $6.8 million or 2.1% decrease in interest bearing deposits. These decreases were partially offset by a $1.2 million or 6.3% increase in non-interest bearing deposits and a $423,000 or 14.5% decrease in other borrowings.

Stockholders’ equity increased $250,000 to $66.7 million as of June 30, 2015 compared to $66.5 million at December 31, 2014. The increase was due to net income of $317,000 for the six months ended June 30, 2015, an increase of $166,000 in additional paid-in capital, and an increase in common stock acquired by benefit plans of $291,000, partially offset by $483,000 in dividends paid.

Nonperforming assets increased $787,000 to $4.2 million or 1.02% of total assets at June 30, 2015 as compared to $3.4 million or 0.82% of total assets at December 31, 2014. The nonperforming assets at June 30, 2015 included $3.2 million in nonperforming loans and $1.0 million in other real estate owned. The increase in nonperforming assets was primarily due a $1.0 million increase in nonperforming loans, partially offset by a $239,000 decrease in other real estate owned as of June 30, 2015. Overall, nonperforming loans included $1.0 million in single-family residential real estate loans, $1.8 million in commercial real estate loans, $103,000 in multi-family loans, and $313,000 in student loans, which are fully guaranteed by the U.S. Government. The Company continues to aggressively work towards the resolution of its nonperforming assets. The allowance for loan losses amounted to $4.6 million or 145.6% of nonperforming loans at June 30, 2015 as compared to $4.5 million or 206.1% of nonperforming loans at December 31, 2014.

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

Comparison of Results of Operations for the Three and Six Months ended June 30, 2015 and June 30, 2014

General. Net income decreased $644,000 or 92.4% to $53,000 or $0.01 per share (diluted) for the three months ended June 30, 2015 as compared to $697,000 or $0.17 per share (diluted) for the same period in 2014. The decrease in net income was primarily due to a $740,000 or 26.5% increase in other expenses primarily due to the costs related to the pending merger with WSFS, a $51,000 or 1.2% decrease in total interest and dividend income, and a $29,000 or 13.3% decrease in other income. The decrease in net income was partially offset by a $20,000 or 20.0% decrease in the provision for loan losses and a $140,000 or 50.5% decrease in income tax expense.

Net income decreased $925,000 or 74.5% to $317,000 or $0.08 per share (diluted) for the six months ended June 30, 2015 as compared to $1.2 million or $0.30 per share (diluted) for the same period in 2014. The decrease in net income was primarily due to a $935,000 or 16.2% increase in other expenses primarily due to the costs related to the pending merger with WSFS, a $103,000 or 1.2% decrease in total interest and dividend income, and a $55,000 or 13.4% decrease in other income. The decrease in net income was partially offset by a $ $50,000 or 20.0% decrease in the provision for loan losses and a $100,000 or 21.9% decrease in income tax expense.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income decreased $35,000 or 1.0% to $3.6 million during the three months ended June 30, 2015 as compared to the same period in 2014. The decrease in net interest income was primarily due to a $51,000 or 1.21% decrease in interest income on interest-earnings assets, partially offset by a $16,000 or 2.8% decrease in interest expense on interest-bearing liabilities. As a result, the interest rate spread remained the same at 3.52% for the three months ended June 30, 2015 and the three months ended June 30, 2014.

Net interest income decreased $85,000 or 1.2% to $7.2 million during the six months ended June 30, 2015 as compared to the same period in 2014. The decrease in net interest income was primarily due to a $103,000 or 1.2% decrease in interest income on interest-earnings assets, partially offset by an $18,000 or 1.6% decrease in interest expense on interest-bearing liabilities. As a result, the interest rate spread decreased 2 basis points from 3.52% for the six months ended June 30, 2014 to 3.50% for the six months ended June 30, 2015.

Interest Income. Interest income decreased $51,000 or 1.2% to $4.2 million for the three months ended June 30, 2015, compared to the same period in 2014. The decrease was due to a $12,000 or 33.3% decrease in interest income on mortgage-backed securities and a $67,000 or 24.7% decrease in interest income on investment securities, partially offset by a $27,000 or 0.7% increase in interest income on loans and a $1,000 or 4.0% increase in interest income earned on balances due from depository institutions. The decrease in interest income on mortgage-backed securities was due to a $1.2 million or 29.7% decrease in the average balance of mortgage-backed securities and a 19 basis point or 5.4% decrease in the average yield earned. The decrease in interest income on investment securities was due to a $14.5 million or 29.5% decrease in the average balance of investment securities, partially offset by a 15 basis point or 6.8% increase in the average yield earned. The increase in interest income on loans was due to a $7.2 million or 2.4% increase in the average balance of loans outstanding, partially offset by a 8 basis point or 1.6% decrease in the average yield. The increase in interest income on balances due from depository institutions was due to a $1.6 million or 3.6% increase in the average balance of balances due from depository institutions.

Interest income decreased $85,000 or 1.2% to $7.2 million for the six months ended June 30, 2015, compared to the same period in 2014. The decrease was due to a $26,000 or 34.2% decrease in interest income on mortgage-backed securities and a $102,000 or 18.3% decrease in interest income on investment securities, partially offset by a $20,000 or 0.3% increase in interest income on loans and a $5,000 or 10.6% increase in interest income earned on balances due from depository institutions. The decrease in interest income on mortgage-backed securities was due to a $1.3 million or 30.8% decrease in the average balance of mortgage-backed securities and an 18 basis point or 5.1% decrease in the average yield earned. The decrease in interest income on investment securities was due to a $12.7 million or 25.3% decrease in the average balance of investment securities, partially offset by a 21 basis point or 9.5% increase in the average yield earned. The increase in interest income on loans was due to a $7.6 million or 2.5% increase in the average balance of loans outstanding, partially offset by an 11 basis point or 2.2% decrease in the average yield. The increase in interest income on balances due from depository institutions was due to a $2.4 million or 5.5% increase in the average balance of balances due from depository institutions and a 1 basis point or 4.6% increase in the average yield earned.

Interest Expense. Interest expense decreased $16,000 or 2.8% to $550,000 for the three months ended June 30, 2015, compared to the same period in 2014. This decrease was primarily due to a $16,000 or 2.8% decrease in interest expense on deposits. The decrease in interest expense on deposits was due to an $11.8 million or 3.5% decrease in the average balance of deposits.

Interest expense decreased $18,000 or 1.6% to $1.1 million for the six months ended June 30, 2015, compared to the same period in 2014. This decrease was primarily due to an $18,000 or 1.6% decrease in interest expense on deposits. The decrease in interest expense on deposits was due to an $7.9 million or 2.4% decrease in the average balance of deposits.

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

	Three Months Ended June 30,
	2015			2014
	Average			Average
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans receivable (1) (3)	$313,789	$3,914	4.99%	$306,577	$3,887	5.07%
Mortgage-backed securities (3)	2,871	24	3.34	4,082	36	3.53
Investment securities (3)	34,626	204	2.36	49,107	271	2.21
Due from depository institutions	45,764	26	0.23	44,184	25	0.23
Total interest-earning assets	397,050	4,168	4.20	403,950	4,219	4.18
Noninterest-earning assets	20,435			22,731
Total assets	$417,485			$426,681

Interest-bearing liabilities:
Deposits	$321,294	549	0.68	$333,079	565	0.68
Other borrowings	2,178	1	0.18	2,276	1	0.18
Total interest-bearing liabilities	323,472	550	0.68	335,355	566	0.66
Noninterest-bearing
Liabilities	27,459			24,310
Total liabilities	350,931			359,665
Stockholders’ equity	66,554			67,016
Total liabilities and stockholders’ equity	$417,485			$426,681

Net interest-earning assets	$73,578			$68,595
Net interest income/interest rate spread		$3,618	3.52%		$3,653	3.52%
Net yield on interest-earning assets (2)			3.64%			3.62%

1.	Nonaccrual loans and loan fees have been included.
2.	Net interest income divided by interest-earning assets.
3.	The indicated yields are not reflected on a tax equivalent basis.

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

	Six Months Ended June 30,
	2015			2014
	Average			Average
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans receivable (1) (3)	$313,101	$7,757	4.95%	$305,543	$7,737	5.06%
Mortgage-backed securities (3)	2,982	50	3.35	4,310	76	3.53
Investment securities (3)	37,556	456	2.43	50,278	558	2.22
Due from depository institutions	45,298	52	0.23	42,944	47	0.22
Total interest-earning assets	398,937	8,315	4.17	403,075	8,418	4.18
Noninterest-earning assets	20,559			22,950
Total assets	$419,496			$426,025

Interest-bearing liabilities:
Deposits	$323,534	1,090	0.67	$331,427	1,108	0.67
Other borrowings	2,314	2	0.17	2,617	2	0.15
Total interest-bearing liabilities	325,848	1,092	0.67	334,044	1,110	0.66
Noninterest-bearing
Liabilities	26,978			23,786
Total liabilities	352,826			357,830
Stockholders’ equity	66,670			68,195
Total liabilities and stockholders’ equity	$419,496			$426,025

Net interest-earning assets	$73,089			$69,031
Net interest income/interest rate spread		$7,223	3.50%		$7,308	3.52%
Net yield on interest- earning assets (2)			3.62%			3.63%

1.	Nonaccrual loans and loan fees have been included.
2.	Net interest income divided by interest-earning assets.
3.	The indicated yields are not reflected on a tax equivalent basis.

Provision for Loan Losses. The provision for loan losses amounted to $80,000 for the three months ended June 30, 2015 as compared to $100,000 for the three months ended June 30, 2014. The provision for loan losses amounted to $200,000 for the six months ended June 30, 2015 as compared to $250,000 for the six months ended June 30, 2014. Such provisions were primarily to maintain an allowance reserve level deemed appropriate by management in light of factors such as the level of nonperforming loans and the current economic environment.

Other Income. Other income was $189,000 for the three months ended June 30, 2015 as compared to $218,000 for the same period in 2014. The $29,000 or 13.3% decrease was primarily the result of an $11,000 or 16.2% decrease in service charges on deposit accounts and a $4,000 or 5.6% decrease in the increase in cash surrender value of bank owned life insurance for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014. Also contributing to the decrease was $28,000 in rental income from OREO for the three months ended June 30, 2014 compared to no corresponding rental income from OREO in 2015. These decreases were partially offset by a $16,000 or 33.3% increase in other fee income for the three months ended June 30, 2015 when compared to the same period in 2014.

Other income was $354,000 for the six months ended June 30, 2015 as compared to $409,000 for the same period in 2014. The $55,000 or 13.4% decrease was primarily the result of a $22,000 or 16.9% decrease in service charges on deposit accounts and a $10,000 or 6.9% decrease in the increase in cash surrender value of bank owned life insurance for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014. Also contributing to the decrease was $28,000 in rental income from OREO and a $4,000 gain on the sale of OREO for the six months ended June 30, 2014 compared to no corresponding income in 2015. These decreases were partially offset by a $22,000 or 24.4% increase in other fee income for the six months ended June 30, 2015 when compared to the same period in 2014.

Other Expenses. Other expenses increased $740,000 or 26.5% to $3.5 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase was primarily due to $450,000 in merger related professional fees and $252,000 in merger related systems de-conversions costs incurred for the three month period ended June 30, 2015 which were directly related to the merger agreement entered into with WSFS on March 2, 2015. Also contributing to the increase in other expenses for the three months ended June 30, 2015 was a $40,000 or 37.7% increase in professional fees and a $40,000 or 9.3% increase in occupancy and equipment expense, when compared to the same period in 2014. These increases were partially offset by a $116,000 or 7.3% decrease in salaries and employee benefits, a $10,000 or 13.7% decrease in FDIC deposit insurance premiums, a $24,000 or 23.8% decrease in advertising and marketing expense, and a $5,000 or 12.5% decrease in loan and OREO expense during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Other expenses increased $935,000 or 16.2% to $6.7 million for the six months ended June 30, 2015 compared to the same period in 2014. The increase was primarily due to $915,000 in merger related professional fees and $252,000 in merger related systems de-conversions costs incurred for the six month period ended June 30, 2015 which were directly related to the merger agreement entered into with WSFS on March 2, 2015. Also contributing to the increase in other expenses for the six months ended June 30, 2015 was a $63,000 or 22.7% increase in professional fees and a $58,000 or 6.5% increase in occupancy and equipment expense, when compared to the same period in 2014.

These increases were partially offset by a $346,000 or 10.1% decrease in salaries and employee benefits, a $31,000 or 20.9% decrease in FDIC deposit insurance premiums, a $42,000 or 25.8% decrease in advertising and marketing expense, and a $19,000 or 28.4% decrease in loan and OREO expense during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Income Tax Expense. Income tax expense amounted to $137,000 and $277,000 for the three months ended June 30, 2015 and 2014, respectively, resulting in effective tax rates of 72.1% and 28.4%, respectively. Income tax expense amounted to $356,000 and $456,000 for the six months ended June 30, 2015 and 2014, respectively, resulting in effective tax rates of 52.9% and 26.9%, respectively. The higher effective tax rates for the three and six months ended June 30, 2015 were primarily due to non-deductible merger related costs of $45,000 and $845,000 respectively.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of the Company’s cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations. Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition. Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors. Any excess funds are invested in overnight and other short-term interest-earning accounts. Cash flows are generated through the retail deposit market, the Company’s traditional funding source, for use in investing activities. In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement. At June 30, 2015, the Company had no outstanding advances and approximately $173.3 million of additional borrowing capacity from the FHLB of Pittsburgh. Further, the Company has access to the Federal Reserve Bank discount window. At June 30, 2015, no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company. At June 30, 2015, the total approved loan commitments outstanding amounted to $4.3 million. At the same date, commitments under unused lines of credit amounted to $39.4 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2015 totaled $116.3 million. Management believes that a significant portion of maturing deposits will remain with the Company. For the quarter ended June 30, 2015, there were no material changes in contractual obligations that were outside of the ordinary course of business. Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

Part II - Other Information

Item 1. Legal Proceedings

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. However, there can be no assurance that any of the outstanding legal proceedings and litigation to which the Company is a party will not be decided adversely to the Company’s interests and may have a material adverse effect on the consolidated financial statements.

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

On June 11, 2015, solely to avoid the costs, risks and uncertainties inherent in litigation, Alliance Bancorp, WSFS and the other defendants entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs ( the “Plaintiffs”) regarding the settlement of the lawsuits. Pursuant to the MOU, Alliance Bancorp and WSFS have agreed to file with the SEC and make publicly available to shareholders of Alliance Bancorp the supplemental disclosures in a Current Report on Form 8-K, and the Plaintiffs have agreed to release Alliance Bancorp, WSFS and the other defendants from all claims related to the Merger Agreement and the proposed Merger, subject to approval of the Court. If the Court approves the settlement contemplated in the MOU, the lawsuits will be dismissed with prejudice, and all claims that were or could have been brought challenging any aspect of the proposed Merger, the Merger Agreement, and any disclosure made in connection therewith will be released and barred. Under the terms of the MOU, counsel for the Plaintiffs and Defendants have agreed to negotiate in good faith in an effort to agree upon the award of Plaintiffs’ attorneys’ fees and expenses to be paid by Alliance Bancorp, its successor in interest and/or its insurer. In the event no agreement is reached among Plaintiffs and Defendants with respect to the award of attorneys’ fees and expenses, then Plaintiffs have reserved the right to apply to the court for payment of their attorneys’ fees and expenses. The amount of any fees and expense awarded will ultimately be determined and approved by the Court, and will not affect the amount of merger consideration to be paid by WSFS. In the MOU, the parties have agreed to negotiate in good faith to prepare a stipulation of settlement to be filed with the Court and other documentation as may be required to effectuate the settlement. There can be no assurance that the parties ultimately will enter into a stipulation of settlement or that the Court will approve the settlement even if the parties were to enter into such stipulation. The proposed settlement contemplated by the MOU will become void in the event that the parties do not enter into such stipulation or the Court does not approve the settlement.

Item 1A. Risk Factors

Not Applicable as the Company is a Smaller Reporting Company

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 2015	—	$—	—	100,000
May 2015	—	—	—	100,000
June 2015	—	—	—	100,000

Totals	—	$—	—	100,000

(1)	On July 24, 2014 the Company announced a new stock repurchase program of up to 100,000 shares of common stock upon completion of the existing program.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	The following exhibits are filed herewith:

Ex. No.	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.1.INS	XBRL Instance Document
101.2.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: August 6, 2015	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci, President
and Chief Executive Officer

Date: August 6, 2015	By:	/s/ Peter J. Meier
Peter J. Meier, Executive Vice
President and Chief Financial Officer

